Form 10-K
period 2021-12-31
Bubblr Inc.
filed 2022-03-31
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2021

 or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-260902

Bubblr, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	86-2355916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 West 46th Street
New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

(647) 646 2263
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $4.00 on such date is $293,675,568.

As of March 25, 2022, there were 141,146,345 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K of Bubblr, Inc. (hereinafter the “Company,” “Bubblr,” “BBLR,” “we,” “us” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of management’s efforts to implement the Company’s business plan;

•	the ability of the Company to fund its operating expenses;

•	the ability of the Company to compete with other companies that have a similar business plan;

•	the effect of changing economic conditions impacting our plan of operation; and

•	the ability of the Company to meet the other risks as described elsewhere in this filing and as may be described in future filings with the SEC.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices. Additionally, the discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Form 10-K.

PART I

ITEM 1. BUSINESS.

Overview

Bubblr, Inc is a company founded on the principles of digital disruption, innovation and the emerging importance of ethical Internet applications. Our objective is to fix a broken internet model that currently suffers from the following failures:

1.	Reckless abuse of an individual's personal data;
2.	Prohibitively expensive and complex businesses marketing channels:
3.	Insufficient revenues for content creators and online participants outside of those at the very top.

Bubblr brings a holistic approach to the above problems in a fundamentally unique way. Building on its patented alternative online search mechanism and engaging with the global digital developer community, we are building a new economic platform that we believe will be fundamentally sustainable and fair to users, online businesses, and all online stakeholders. Our mission is to empower the developers of a new Internet in creating Ethical Technologies through our Intellectual Property, providing advanced digital tools that enable developers and creators to build fair-forward solutions to build a new Ethical Internet Ecosystem (the “Ethical Web” or WEB.Ɛ).

The 5 pillars of WEB.Ɛ are:

•	An internet that decentralizes profits.
•	An internet that consecrates citizens’ rights to privacy.
•	An internet that levels the playing field for businesses
•	An internet that combats social and cultural division.
•	An internet that is not corrupted by advertising.

Open-Source Ecosystem

Understanding that the WEB.Ɛ concept is larger than any one entity and deploys multiple layers of technologies across multiple business sectors, we are building an Open-Source Platform (OSP) to engage the world’s developers and engineers in the cause for a more equitable Internet, at the DNA level. With our own intellectual property at its core, we will construct our OSP with the developer community in mind, incorporating a number of related digital tools that support the ethical development of new mobile applications that adhere to and reflect the highest standers of WEB.Ɛ.

Intellectual Property

We have created a new search mechanism, which has been granted a patent in South Africa (2016/06947), New Zealand(725014), and in the United States (‘Utility Patent No. US 10977387, AN INTERNET-BASED SEARCH MECHANISM’.). We have patents pending on the same processes in Canada (2962520), Australia (2015248619), E.U. (15723990.6) and the United Kingdom (PCT/GB2015/051130), creating an alternative economic ecosystem to tackle the current broken model and better serve all main participant groups. Our work ensures that users, content publishers, and small-to-medium enterprises (SMEs) are better protected and rewarded in their online experiences.

Bubblr is currently in the process of filing a  sister patent to our approved INTERNET SEARCH MECHANISM. This patent will define an alternative mobile search system purely for information rather than goods and service, which our original patent covers. This new search mechanism is designed to radically change the way search is conducted for information and will bear little resemblance to the established search model.  Details of the mobile search app will become available upon formal filing.

Web3/Ɛ as Growth Ecosystem

Bubblr is in the process of pivoting to a software as a service (SAAS) Open Source Platform to allow the open-source community, companies and not-for-profits to be able to build their own mobile applications using open source templates downloadable from a central code repository. As partners register onto our platform, they are provisioned with online consoles that allow them to fully utilize the SAAS platform and will have their own sandbox provisioned to test their apps.

All of the consumer-based products subsequently developed by registered partners are designed to deliver the presentation layer through mobile-first consumer experiences. Bubblr eschews delivery of consumer products through browsers, as they are inherently vulnerable to interference by bad actors.

 We are developing our WEB.Ɛ (our more ethical derivative of Web 3.0) platform by concentrating on proven value methodologies designed to exponentially increase the adoption of our IP through the following trifurcated process:

1. Research & Development. Through an Open Source Initiative designed to evolve our IP (developed under patent). This allows us to identify growth areas and expand ecosystems, platforms, and products within those areas.

2. Licensing and SAAS. We will provide revenue opportunities through partnerships with select start-ups and established corporations to further our reach and rapid development of platform applications. The SAAS platform will allow low volume, free community access. However, platform usage is metered, and those partners who start using the platform for larger volume will be obliged to pay an appropriate license fee.

3. Venture Fund. We will license and provide our technology to select start-ups, teams and developers, and fund early stage startups that deploy promising applications arising from the platform. This will allow us to grow a multi-sector ecosystem and maximize reach and revenues through multiple avenues.

 Related Developer Tools and Services

We have  developed a data-driven conversations (DDC) capability that is in the process of being implemented into our platform and app technologies. This generic application can be used by developers with access to our toolkit and will allow Bubblr to build and alter conversation search dialogues to optimize searching for information and content.

 For example, allowing users to filter news articles they receive is limited to their chosen geographical area. The DDC capability can also be reused as an essential component of our open-source platform to provide generic conversation e-commerce capabilities. Our DDC offer is not a chatbot but rather a generic data-driven questionnaire system that can be deployed within apps without requiring any extra coding. Moreover, it operates using mobile app components that use 'finger taps' rather than entering text using a keyboard.

Additionally, we have been building complex AI and machine learning to optimize search results regarding relevance and salience for searching for news. Again, these news-based search algorithms will also be reused within the open-source platform and development ecosystems and may be added to our overall Software Development Kit (SDK).

The systems architecture to support these systems has evolved. Our current belief is that a collection of technologies is the perfect platform to deliver our solutions in an open-source setting.

We have a combination of Postgres SQL (a scalable relational database that can integrate and manipulate JSON documents) and Elastic Search, which has become the NoSQL document database of choice for delivering very high volume document data sets with built-in machine learning and AI capabilities.

We have managed to integrate these two very different and unique database platforms in powerful ways that allow us to data-drive all our products in ways that other companies will find it difficult in terms of time and money to successfully emulate.

This means that most of our crucial API's never have to be altered with the apps we produce or that our partners deliver. However, we still retain the capacity to radically enhance the behavior of our technology without having to issue new versions.

We have also integrated open-source NLP (Natural Language Processing) into our products and platforms to include NLP as an intrinsic part of our search functionality. Utilizing NLP and Named Entity Recognition (NER), we can significantly evaluate news stories' relevance and salience to improve any native product search experience.

Competition

 The space for online marketplaces and ad networks is rapidly evolving. The Advertising Technology (Ad-tech) industry includes all kinds of tools, software platforms (Google, Facebook), agencies, data-brokers, etc. It facilitates targeted advertisements that have become exponentially more invasive over the past decade due to massive amounts of personal data collection. It's a complex and opaque ecosystem that tracks, profiles, discriminates (both personal and business) and manipulates for profit. It's a multi-billion dollar industry that is now facing litigation, investigations, and new regulations to curb its practices.

We face intense competition from companies with much larger capital resources than us, and, as a result, we could struggle to attract users and gain market share. Many of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for networks and online marketplaces. A key advantage against better resourced competitors is provisioning our technology and related acquisitions as an Open Source SAAS platform. This pushes all of the consumer and merchant marketing responsibility to the registered partners.

Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of users, such as mobile access or different market focus. Any such increased competition could cause pricing pressure, loss of business or decreased user activity, any of which could adversely affect our business and operating results.

We believe that we have competitive strengths and protection via our IP which is defensible under the umbrella protection of our granted patents.

 Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business online, many of which are evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws and regulations relating to the liability of providers of online services for activities of their users and other third parties are being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, or the content provided by users. Further, some countries impose regulations regarding or require licenses to conduct various aspects of our business, including employee recruiting and news related services. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users or other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities, may in the future produce legislation or other governmental action that could require changes to our website platform, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our platform.

In the area of information security and data protection, most states have enacted laws and regulations requiring notification to users when there is a security breach of personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations may increase in the future as a result of amendments or changes in interpretation. Furthermore, any failure on our part to comply with these laws and regulations may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of data. Our privacy policies describe our practices concerning the use, storage, transmission and disclosure of personal information, including visitor and user data. Any failure by us to comply with these terms or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are unclear, evolving and in a state of flux. For example, in October 2015, the highest court in the European Union invalidated reliance on the US-EU Safe Harbor regime as one of the legally recognized mechanisms under which the personal data of European citizens could be transferred to the United States. There is a risk that these laws and regulations may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices or that new laws or regulations will be enacted. In addition, because our platform will be accessible worldwide, certain foreign governments may claim that we are required to comply with their laws and regulations, including with respect to the storage, use and disclosure of user information, even in jurisdictions where we have no local entity, employees, or infrastructure. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

Employees

As of March 25, 2022, we have 6 full-time employees, 4 contractors and 1 part-time employee.

Legal Proceedings

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company,” these exemptions will continue to be available to us.

 ITEM 1A – RISK FACTORS.

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note On Forward-Looking Statements” in this Annual Report on Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risk Related to Covid 19

A novel strain of coronavirus (COVID-19) was first identified in December 2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in the markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the year ended December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high-quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities at the date of issuance of these financial statements. These estimates may change as new events occur and additional information is obtained.

Risk Factors Related to the Financial Condition of the Company

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have continually operated at a loss with an accumulated deficit of $8,385,496 as of December 31, 2021. We have not generated significant revenues and are dependent upon obtaining financing to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. Aside from our equity line with GHS Investments, we do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are dependent on outside financing for the continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We anticipate that we must raise $5,000,000 for our operations for the next 12 months and $20 million to fully implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern, and, as a result, our investors could lose their entire investment.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced any significant revenues or profits and may not in the near future, if at all. Further, many of our competitors have a significantly larger industry presence and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

Risk Factors Related to Business of the Company

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

▪	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;

▪	the budgetary constraints of our customers; seasonality;

▪	the success of our strategic growth initiatives;

▪	costs associated with the launching or integration of new or acquired businesses;

▪	timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;

▪	the mix, by state and country, of our revenues, personnel and assets;

▪	movements in interest rates or tax rates;

▪	changes in, and application of, accounting rules;

▪	changes in the regulations applicable to us;

▪	Litigation matters.

As a result of these factors, we may not succeed in our business, and we could go out of business.

In the event that we are unable to successfully compete in the mobile-app platform industry, we may not be able to achieve profitable operations.

We face substantial competition in what we’re looking to disrupt. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish brand recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competitors. However, we cannot assure you that our products will outperform competing products or those competitors will not develop new products that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

▪	Lower than projected revenues;

▪	Price reductions and lower profit margins;

▪	The inability to develop and maintain our products with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

If the market for our open-source platform does not experience significant growth or if our projects do not achieve broad acceptance, we will not be able to sustain or grow our revenues.

We hope to achieve revenues from our open-source partnerships. We cannot accurately predict, however, future growth rates or the size of the market for application in the United States, United Kingdom and other markets we engage in. Demand for our platform and IP may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our mobile application in the market depends on a number of factors, such as:

▪	the cost, performance and appearance of our mobile application offered by our competitors;

▪	public perceptions regarding our mobile application and the effectiveness and value of it;

▪	customer satisfaction with our mobile application; and

▪	marketing efforts and publicity regarding the needs for application and the public demand for it.

Even if our platform gains wide market acceptance, we may not adequately address market requirements and may not be able to expand market acceptance. If our products do not achieve wide market acceptance, we may not be able to achieve our anticipated level of growth, we may not achieve revenues and results of operations would suffer.

 If we are unable to gauge trends and react to changing partners preferences in a timely manner, our sales will decrease, and our business may fail.

We believe our success depends in substantial part on our ability to offer our intellectual property and our supporting platform that reflect current needs and anticipate, gauge and react to changing partner and consumer demands in a timely manner. Our business is vulnerable to changes in partner and consumer preferences. If we misjudge their needs for our platform, our ability to generate sales could be impaired resulting in the failure of our business. There are no assurances that our mobile application will be successful, and in that regard, any unsuccessful consumer reaction could also adversely affect our business.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

▪	difficulties integrating personnel from acquired entities and other corporate cultures into our business;

▪	difficulties integrating information systems;

▪	the potential loss of key employees of acquired companies;

▪	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or

▪	the diversion of management attention from existing operations

Our commercial success depends significantly on our ability to develop and commercialize our open-source platform without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the trademarks or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

A decline in general economic condition could lead to reduced consumer/business adoption and could negatively impact our business operation and financial condition, which could have a material adverse effect on our business, financial condition and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer search habits are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer search habits could be adversely affected and we could experience lower net sales than expected on a quarterly or annual basis which could have a material adverse effect on our business, financial condition and results of operations.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in the online marketplace is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We will continue to conduct various marketing and brand promotion activities. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

Reliance on information technology means a significant disruption could affect our communications and operations.

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers and suppliers and information technology is becoming a significantly important tool for our sales staff. Our marketing and distribution strategy are dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties’ intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state laws require us to safeguard our wholesalers’ and retailers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ and distributors’ financial information, our security and testing measures may not prevent security breaches and breaches of privacy may occur and could harm our business. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

We may be unable to support our technology to further scale our operations successfully.

Our plan is to grow rapidly through further integration of our technology in partnerships in with our open-source platform and other partnership electronic platforms. Our growth will place significant demands on our management and technology development, as well as our financial, administrative and other resources. We cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

Developing and implementing new and updated applications, features and services for our portals may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.

Attracting and retaining partner developers and users of our open-source platform requires us to continue to improve the technology underlying those portals and to continue to develop new and updated applications, features and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services without disruption to our existing ones, we may lose potential users and clients. The costs of development of these enhancements may negatively impact our ability to achieve profitability.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our open-source platform, portals and related applications, features and services. Our development and/or implementation of new technologies, applications, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others.

We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We have a patent in South Africa and the United States with several patents pending in other locations. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

We also rely substantially on trade secrets, proprietary technology, nondisclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

Our business will suffer if our network systems, or open-source platform fails or become unavailable.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products to our users, as well as our reputation and ability to attract and retain customers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of our product or an increase in response time could result in a loss of potential customers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users and our business would be materially harmed.

We face significant competition for developers, users, advertisers, and distributors.

Our intellectual property can face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, e-commerce sites, companies providing analytics, monetization and marketing tools for mobile and desktop developers, and digital, broadcast and print media. A number of these competitors are significantly larger than we are and have access to vastly greater financial resources. Additionally, in a number of international markets, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services.

A number of our competitors offer products and services that directly compete for users of our platform offerings. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate or collaborate with each other, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, have greater local brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, developers, or distributors, our users and growth rates could decline.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. The use of consumer data by online service providers is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products and services are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any applicable federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to our business and brand, and a loss of users, which could potentially have an adverse effect on our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country. In addition, there currently is a data protection regulation applicable to member states of the European Union that includes operational and compliance requirements that are different than those currently in place and that also includes significant penalties for non-compliance.

The interpretation and application of privacy, data protection, data transfer and data retention laws and regulations are often uncertain and in flux in the United States and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection, data transfer or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices, we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

We may be subject to legal liability associated with providing online services or content.

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information; upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of online services and products for activities of their users is currently unsettled both within the United States and internationally. We may be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions.

It is also possible that if any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer web-based e-mail services, which expose us to potential risks, such as liabilities or claims, by our users and third parties, resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies, property interests, or privacy protections, including civil or criminal laws, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services. In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications.

Investigating and defending these types of claims are expensive, even if the claims are without merit or do not ultimately result in liability, and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers may take, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Such interference could result in a loss of existing users and advertisers, and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenues and growth. The adoption of any laws or regulations that limit access to the Internet by blocking, degrading or charging access fees to us or our users for certain services could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results.

Tax Risks

We are subject to tax and regulatory audits which could result in the imposition of liabilities that may or may not have been reserved. We are subject to audits by taxing and regulatory authorities with respect to certain of our income and operations. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity.

We may be unable to achieve some, all or any of the benefits that we expect to achieve from our plan to expand our operations.

In the future we may require additional financing for capital requirements and growth initiatives. Accordingly, we will depend on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations

Risks Related with Management and Control Persons

We are dependent on the continued services of our Chief Executive Officer, Chief Commercial Officer, Chief Technology Officer and Chair and if we fail to keep them or fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Rik Willard, our CEO, Steven Saunders, our CCO, Matthew Loeb, our Chair, Stephen Morris, our CTO, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. The loss of the services of any key personnel, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Our largest shareholder, former officer and director and a related party, Stephen Morris, has substantial control over us and our policies and will be able to influence corporate matters.

Stephen Morris is our Chief Technology Officer and Director of our company. Mr. Morris, whose interests may differ from other stockholders, is also our largest stockholder and has the ability to exercise significant control over us. Presently, he beneficially owns the majority of our common stock and he is the sole shareholder of our Special 2019 Series A Preferred Stock. He is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. He could prevent transactions, which would be in the best interests of the other shareholders. Mr. Morris’ interests may not necessarily be in the best interests of the shareholders in general.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

Our officers and directors have limited experience managing a public company.

Our officers and directors have limited experience managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive’s officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

Risks Related to the Market for our Stock

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We will likely be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

We have the right to issue additional common stock and preferred stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock and/or the conversion of existing outstanding preferred stock into common stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized issuance of up 3,000,000,000 shares of common stock and up to 25,000,000 shares of preferred stock in the discretion of our Board.

The shares of authorized but unissued preferred stock may be issued upon Board of Directors approval; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “BBLR” on the OTC Pink operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Although we expect to apply to list our common stock on The Nasdaq Capital Market, if and when we are eligible, an active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Our stock price is subject to a number of factors, including:

▪	Technological innovations or new products and services by us or our competitors;

▪	Government regulation of our products and services;

▪	The establishment of partnerships with other telecom companies;

▪	Intellectual property disputes;

▪	Additions or departures of key personnel;

▪	Sales of our common stock;

▪	Our ability to integrate operations, technology, products and services;

▪	Our ability to execute our business plan;

▪	Operating results below or exceeding expectations;

▪	Whether we achieve profits or not;

▪	Loss or addition of any strategic relationship;

▪	Industry developments;

▪	Economic and other external factors; and

▪	Period-to-period fluctuations in our financial results.

Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may not be required to file periodic and other reports after a period if we fail to file a form 8-A.

We are required to file annual and quarterly reports with the Securities and Exchange Commission; however, we will not be subject to the proxy or other rules of the Securities Exchange Act of 1934, unless we file a form 8-A or similar registration statement.

Shortly following this annual report, we intend voluntarily to file a registration statement on Form 8-A which will subject us to all of the full reporting requirements of the 1934 Act. This will require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million.

Potential investors may be less interested in purchasing our stock if we are not required to report to the SEC and the hold period for our securities under Rule 144 would increase from six months to one year.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Because we lack certain internal controls over financial reporting in that we do not have an audit committee and our Board of Directors has no technical knowledge of U.S. GAAP and internal control of financial reporting and relies upon the Company’s financial personnel to advise the Board on such matters, we are subject to increased risk related to financial statement disclosures.

We lack certain internal controls over financial reporting in that we do not yet have an audit committee and our Board of Directors has little technical knowledge of U.S. GAAP and internal control of financial reporting and relies upon the Company’s financial personnel and Accounting firm to advise the Board on such matters. Accordingly, we are subject to increased risk related to financial statement disclosures.

As a smaller reporting company and will be exempt from certain disclosure requirements, which could make our Common Stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	had a public float of less than $250 million as of the last business day of our most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of our voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•	in the case of an initial registration statement under the Securities Act, or the Exchange Act, for shares of our common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own no real property. We rent space at 21 West 46th St, New York, NY 10036 and Office 34, 15 Pitreavie Court, Pitreavie Business Park, Queensferry road, Dunfermline, KY11 8UU. The 12-month agreement for the New York property was signed in August 2021 for twelve months, at a monthly rate of $200. The 12-month agreement for the UK property was signed in March 2021 for twelve months, at a monthly rate of $1,000.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “BBLR” on the OTC Pink operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Although we expect to apply to list our common stock on The Nasdaq Capital Market, an active trading market may not develop following the completion of this offering or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Holders

As of March 25, 2022 we had 141,146,345 shares of our common stock outstanding, and there were approximately 719 stockholders of record of our common stock. There were 504 shares of preferred stock outstanding as of the same date, which shares are held by three shareholders.

Common Stock

Our authorized common stock consists of 3,000,000,000 shares of common stock, par value $0.01 per share. As of March 25, 2022, there were 141,146,345 shares of our common stock issued and outstanding.

Preferred Stock

Our authorized preferred stock consists of 25,000,000 shares of preferred stock, par value $0.001 per share. As of March 25, 2022, there were 504 shares of our preferred stock issued and outstanding.

Special 2019 Series A Preferred Stock

We have a designated class of preferred stock known as Special 2019 Series A Preferred Stock. The holders of Special 2019 Series A Preferred Stock are entitled to vote 60% of all votes (including, but not limited to, Common Stock, and Preferred Stock (including on an as converted basis)) entitled to vote at each meeting of stockholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration.

Series C Preferred Stock

On March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, which established Two Thousand (2,000) shares of the Company’s Series C Convertible Preferred Stock, having such designations, rights and preferences as set forth therein.

Below is a summary description of the material rights, designations and preferences of the Series C Convertible Preferred Stock (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the Certificate of Designation).

The Company has the right to redeem the Series C Convertible Preferred Stock, in accordance with the following schedule:

▪	If all of the Series C Convertible Preferred Stock are redeemed within ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three (3) business days’ of written notice at a price equal to one hundred and fifteen percent (115%) of the Stated Value together with any accrued but unpaid dividends.

▪	If all of the Series C Convertible Preferred Stock are redeemed after ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty percent (120%) of the Stated Value together with any accrued but unpaid dividends; and

The Stated Value of the Series C Convertible Preferred Stock is $1,200 per share.

The Company shall pay a dividend of eight percent (8%) per annum on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. Dividend shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends.

The Series C Convertible Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).

Each share of the Series C Convertible Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the Conversion Price (as set forth in the Certificate of Designation).

There are also Purchase Rights and Most Favored Nation Provisions. We currently have 503 shares of Series C Convertible Preferred Stock outstanding.

Options and Warrants

On March 4, 2022, we issued warrants to purchase 1,942,161 shares of common stock at an exercise price of $0.3404 per share.

On March 9, 2022, we issued warrants to purchase 443,923 shares of common stock at an exercise price of $0.3404 per share.

Debt Securities

In January 2021 the Company commenced an offering for a convertible promissory note. The offering closed June 30, 2021. Funds raised as of December 31, 2021 was $2,112,150, less an original issuance discount of $104,572. The notes mature after eighteen (18) months from issue or on the following events:

Voluntary Conversion. Investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non- assessable shares of common stock of the Company at the conversion price of $1.15 per share.

Mandatory Conversion. Upon sixty (60) days from the date the Company files a registration statement with the Securities and Exchange Commission (the “SEC”), all of the accrued interest and unpaid principal balance of this Note shall automatically convert into fully paid and non- assessable shares of common stock of the Company at the conversion price of $1.15 per share.

Interest at the rate equal to 2% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days will be due on all outstanding notes.

Interest accrual and debt discount amortization commenced July 1, 2021 upon the closing of the convertible promissory note offering.

In November 2021 the Company commenced an offering for a convertible promissory note. The offering closed November 30, 2021. Funds raised as of November 30, 2021 was $175,630. The notes mature after eighteen (18) months from issue or on the following events:

Voluntary Conversion. Investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non- assessable shares of common stock of the Company at the conversion price of $1.15 per share.

Mandatory Conversion. Upon sixty (60) days from the date the Company files a Form 10 registration statement with the Securities and Exchange Commission (the “SEC”), all of the accrued interest and unpaid principal balance of this Note shall automatically convert into fully paid and non- assessable shares of common stock of the Company at the conversion price of $1.15 per share.

Interest at the rate equal to 2% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days will be due on all outstanding notes.

Interest accrual commenced December 1, 2021 upon the closing of the convertible promissory note offering.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay cash, or other, dividends on its Common Stock other than those generally imposed by applicable state law.

Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

In the two years preceding the filing of this annual report, we have issued and sold the following securities that were not registered under the Securities Act of 1933, as amended:

On September 9, 2020, we issued 4,573,897 shares of common stock in connection with the acquisition of Bubblr Limited.

On January 18, 2021, we issued 2,650 shares of common stock in conversion of the Series B Preferred Stock.

On January 31, 2021, we issued 330,120 shares of common stock for services.

On May 3, 2021, we issued 7,000,000 shares of common stock for the settlement of debt.

On June 28 2021, we issued 204,080 shares of common stock for services.

On October 11, 2021, we issued 51,020 shares to Neeta Shah, as per her consulting agreement October 1, 2021.

On October 11, 2021, we issued 33,000 shares for Investor Relation services, as per the contract signed July 1, 2021.

On February 2, 2022 we issued 103,000 shares for an Equity incentive to White Lion Capital LLC.

On February 23, 2022, we issued 147,960 shares for Services.

On March 4, 2022 we issued 587,039 shares for an Equity incentive to GHS Investments, LLC.

On March 17, 2022, we issued 19,250 shares for Investor Relation services, as per the contract signed July 1, 2021.

On March 22, 2022 we issued 103,000 shares in connection with a Termination and Release Agreement that terminated the Common Stock Purchase Agreement and Registration Rights Agreement with White Lion Capital LLC.

In March of 2022, we issued 503 shares of Series C Preferred Stock.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Results of Operation for Years Ended December 31, 2021 and 2020

Revenues

We did not achieve revenues from our current operations for the year ended December 31, 2021 or 2020. We will not achieve revenues unless we are able to market, support and deliver our product and service offerings. There can be no assurances that we will achieve revenues despite our efforts.

Operating Expenses

Operating expenses increased to $3,662,146 for the year ended December 31, 2021, as compared with $1,267,124 for the same period ended 2020. For the year ended December 31, 2021, our operating expenses mainly consisted of, $2,069,876 in professional fees. $1,774,965 was charged for Advisory Board members and consultant compensation that was paid by the issuance of common stock. Additional operating expenses consisted of $612,735 in compensation, $302,808 in research and development $379,887 in amortization and depreciation, $170,441 in market and regulation costs, and $126,399 in general and administrative expenses. For the year ended December 31, 2020, our operating expenses mainly consisted of $396,321 in compensation expense, $268,620 in professional fees, $283,295 in amortization and depreciation, 132,221 in market and regulation costs, $106,378 in research and development costs and $80,289 in general and administrative costs.

Our operating expenses are expected to increase as we further implement our business plan and the added expenses associated with this offering and reporting with the Securities and Exchange Commission.

Other Income (Expenses)

We had net other expense of $31,341 for the year ended December 31, 2021, as compared with net other income of $135,315 for the same period ended 2020. For the year ended December 31, 2021, our other expense consisted of $65,316 in interest expense and $47,842 in currency transaction losses, offset mainly by $75,263 income from R&D tax credits. For the year ended December 31, 2020 our net other income of $135,315 consisted of mainly $209,727 from R&D tax credits offset mainly by $43,342 in interest expense and $15,349 in unrealized loss on investment.

Net Loss

We finished the year ended December 31, 2021 with a net loss of $3,693,487 as compared to a loss of $1,131,809 during the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $161,184 and current liabilities of $744,820, resulting in a working capital deficit of $583,636. As of December 31, 2020, we had total current assets of $190,380 and current liabilities of $1,172,882, resulting in a working capital deficit of $982,502.

We used $441,493 and $592,446 in investing activities during the year ended December 31, 2021 and 2020, respectively, for purchase of fixed assets and intangible assets.

Our operating activities used $1,577,936 during the year ended December 31, 2021 as compared with $504,223 used in operating activities in the year ended December 31, 2020. Our negative operating cash flows in 2021 and 2020 is largely the result of our net loss for the periods.

Financing activities provided $1,950,510 during the year ended December 31, 2021 compared with $912,187 provided during the year ended December 31, 2020. During the year ended December 31, 2021, we received $2,183,208 in convertible notes payable and $81,162 from loans payable – related party, and made repayments of $10,792 in loans payable and $303,068 in loans payable – related party. During the year ended December 31, 2020, we received proceeds of $403,880 in convertible notes, $297,006 in loans payable – related party and $239,635 from the issuance of common stock, and made repayments of $10,294 in loans payable and $18,040 in loans payable -related party.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements.

Subsequent to the year end, on March 4, 2022, we entered a Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in tranches, up to Seven Thousand Dollars ($700,000) of the Company’s Series C Convertible Preferred Stock in exchange for Seven Hundred (700) shares of Series C Convertible Preferred Stock. The first tranche, promptly upon execution of the Securities Purchase Agreement, was for the purchase of Three Hundred (300) shares of Series C Convertible Preferred Stock for Three Hundred Thousand Dollars ($300,000). The remaining tranches of shares shall occur so long as certain conditions are met as described in the GHS Securities Purchase Agreement.

The Company issued to GHS commitment shares of Thirty Five (35) shares of Series C Convertible Preferred Stock and a warrant (the “GHS Warrant”) to purchase 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “GHS Warrant Shares”). The Company has agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the GHS Warrant Shares.

We also entered into a Securities Purchase Agreement on March 10, 2022 with another accredited investor, whereby the investor agreed to purchase One Hundred and Sixty (160) shares of Series C Preferred Stock for One Hundred and Sixty Thousand ($160,000).

The Company issued to this investor commitment shares of Eight (8) shares of Series C Convertible Preferred Stock and a warrant (the “Warrant”) to purchase 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “Warrant Shares”). The Company has agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the Warrant Shares.

Also on March 4, 2022, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS. Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to Fifteen Million ($15,000,000) upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”).

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred and fifty percent (250%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, in an amount equaling less than ten thousand dollars ($10,000) or greater than one million dollars ($1,000,000). Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the Purchase price shall mean ninety percent (90%) of the Market Price, subject to a floor of $.01 per share. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $15,000,000 worth of Common Stock under the terms of the Equity Financing Agreement.

Additionally, concurrently with the execution of definitive agreements, the Company shall issue common shares to the Investor representing a dollar value equal to one percent (1.0%) of the Commitment Amount (the “Commitment Shares”). The Commitment Shares shall be calculated at the applicable Purchase Price on the trading day immediately preceding the execution of definitive agreements.

The Registration Rights Agreement provides that the Company shall (i) use its best efforts to file with the Commission the Registration Statement within 30 days of the date of the Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the Commission within 30 days after the date the Registration Statement is filed with the Commission, but in no event more than 90 days after the Registration Statement is filed.

On March 24, 2022, the Company and White Lion executed a Termination and Release Agreement dated March 22, 2022, to terminate the Purchase Agreement and Registration Rights Agreement dated February 1, 2022 for an equity line of up to $10 million and registration rights. In consideration, the Company agreed to issue to White Lion 103,000 shares of common stock and to register all White Lion’s 206,000 shares.

We also plan to seek additional financing in a private or public equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe our most critical accounting policies and estimates relate to the following:

•	Foreign Currency Translations
•	Intangible Assets
•	Long-lived Assets
•	Income Taxes

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is generally their local currency of Great British pounds (GBP). Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at weighted average rates of exchange during the period. Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included herein.

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-22 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO who acts as our principal executive officer and our interim CFO who acts as our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management, including our CEO who acts as our principal executive officer and our interim CFO who acts as our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions; and
(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our CEO who acts as our principal executive officer and our interim CFO who acts as our principal financial officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Rik Willard	61	Chief Executive Officer and Director
Steven Saunders	43	Chief Commercial Officer and Director
Stephen Morris	66	Chief Technology Officer and Director
Matthew Loeb	61	Chair and Director
Virginia Mackin	58	Chief Financial Officer (interim)

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Rik Willard

Prior to joining Bubblr on August 16, 2021, for the past five years, Mr. Willard has been the Founder and Managing Director of Agentic Group, a New York based advanced technology consultancy working with governments, financial institutions, corporations and the global tech startup ecosystem. His primary work is helping companies to develop Web 3 and blockchain growth strategies, and facilitating funding and strategic alliances for promising startups. In 2017 he provided these services as Interim CEO with Global Blockchain Technologies in Toronto, CA -- which traded on the TSXv -- developing that company's business strategy and spearheading it's CA $40 million fundraise.

He has a number of board and advisory affiliations, including The World Ethical Data Foundation and Forum, The Seidenberg School of Computer Science (CSIS) at Pace University, The Field Center of Entrepreneurship at Baruch College, and KIPP Charter Schools, among others. He has received Fellowships at The Foreign Policy Association and at the Center for the Study of Digital Life. He continues to be an invited keynote speaker at several major educational institutions, which include the Harvard Business School, the Kaufmann Institute at Stern Business School/NYU, and others.

Aside from that provided above, Mr. Willard does not hold and has not held over the past five years, directorships in any American company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Willard is qualified to serve on our Board of Directors due to his vast experience and expertise in bringing multiple categories of digital products from the investment phase, through to productization and market introduction. He comprehends the nuances of professional board development and procedure, and from the first days of the Internet through today’s privacy and decentralization movements, he has accurately triangulated social, economic and political realities to predict and profit from prevailing and forward-looking digital trends.

Steven Saunders

Prior to joining Bubblr on the May 1, 2019, Mr. Saunders worked for over 8 years at the management consultancy firm, Syntegrity Group. He held the job title of Managing Director, and he worked with c-level executives across a broad range of industries. These included financial services, pharmaceutical, real estate, not-for-profit, technology He also has experience in strategic planning, corporate development, go-to-market innovation, product launches, and corporate transformations.

Aside from that provided above, Mr. Saunders does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Saunders is qualified to serve on our Board of Directors because of his experience and expertise gained as a management consultant over the past decade, working with c-level executives within the Fortune 500 on a variety of management challenges.

Mr. Saunders is paid by Bubblr Limited, a wholly owned subsidiary of Bubblr, Inc. since the commencement of his employment in May 2019. In July 2021, Bubblr, Inc now directly employs Mr. Saunders.

Stephen Morris

Prior to founding Bubblr in 2015 and working on it full time, Mr. Morris also worked as an agile coach and scrum master consultant at various companies. From July 2017 to June 2018 – he worked at Royal London Group in Edinburgh Scotland. From 2016 to February 2017, he worked for Accenture in Newcastle Upon Tyne, England. From January 2016 to October 2016 he worked at Sky Broadcasting in Livingstone, Scotland.

Aside from that provided above, Mr. Morris does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Morris is qualified to serve on our Board of Directors because of his experience and expertise as the creator of the Bubblr concept and Ethos and the founder of Bubblr Ltd in 2014, a wholly owned subsidiary of Bubblr Inc.

Matthew Loeb

Prior to joining Bubblr’s advisory board on September 14, 2020, Mr. Loeb has worked on/with the boards of Excelsior College, the Center for Cyber Safety and Education, CMMI Institute, Crosswalk, and is currently a Fellow at MIT’s Center for Information Systems Research. Mr. Loeb has been the Founder and CEO of Optimal Performance Seekers, LLC from January 2019 to the present. Mr. Loeb was the CEO of ISACA from September 2014 to December 2018 and was an Executive Director and Interim CEO of the Biomedical Engineering Society from May 2019 to August 2020.

Aside from that provided above, Mr. Loeb does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Loeb is qualified to serve on our Board of Directors because of his extensive executive leadership experience as a CEO and in other senior executive position, his background in technology, audit, cybersecurity and risk management, and based on his work serving on boards of directors combined with his knowledge of corporate governance.

Virginia Mackin

Prior to joining Bubblr in 2019, Ms. Mackin worked for three years at The Law Society of Scotland, a not-for-profit organization that represents, registers, and regulates the legal profession in Scotland. She was the Head of Finance and worked with a wide range of stakeholders to ensure the Society complied with all reporting requirements, internal controls, and internal management account requirements. Previously to this post, Ms. Mackin worked for Edrington, an international creator, and distributor of Scotch Whisky and other spirits. She worked within the Commercial Accounting team with responsibilities for distributors in the United Kingdom, Spain, and the Netherlands.

Ms. Mackin is a fellow member of the Association of Chartered Certified Accountants.

Aside from that provided above, Ms. Mackin does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Ms. Makin is qualified to serve as an interim member of our executive team because of her overall understanding of our company, the successful completion of the 2019 and 2020 audit and her past experience in change of management and finance team leadership in established, not-for-profit and start-up companies.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Historically, our directors believed that it is not necessary to have such committees because the functions of such committees can be adequately performed by the board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and principal	Year	Salary ($)		Stock	Option	All Other	Total
Position			Bonus	Awards	Awards	Compensation	($)
			($)	($)	($)	($) (1)(2)
Rik Willard	2020	Nil	Nil	Nil	Nil	Nil	Nil
CEO and Director	2021	41,250	Nil	418,364	Nil	Nil	459,614
Steven Saunders	2020	129,500	Nil	Nil	Nil	Nil	129,500
CCO and Director	2021	134,116	Nil	Nil	Nil	Nil	134,116
Stephen Morris	2020	80,750	Nil	Nil	Nil	Nil	80,750
CTO and Director	2021	122,537	Nil	Nil	Nil	Nil	122,537
Neeta Shah	2020	Nil	Nil	Nil	Nil	Nil	Nil
CFO	2021	22,500	Nil	110,713	Nil	Nil	133,213

Management Compensation

The Company has entered into an employment agreement with Steven Saunders, our Chief Commercial Officer and Director. The term is three years commencing July 1, 2021. Mr. Saunders is to receive monthly cash compensation of $15,000 reduced by $3,820 until at least $5,000,000 funding has been received through the S-1 offering.

The Company entered into employment agreement with Stephen Morris, our Founder and Chief Technology Officer, the term is three years commencing July 1, 2021. Mr. Morris is to receive monthly cash compensation of $15,000 reduced by $4,790 until at least $5,000,000 has been received through the S-1 offering.

The Company has entered into an employment agreement with Rik Willard to act as Chief Executive Officer of the company and as Director. The term is 1 year commencing August 15, 2021. Mr. Willard is to receive monthly cash compensation of $15,000 reduced by $7,500 until at least $5,000,000 funding has been received through the S-1 offering. Mr. Willard was also granted a signing bonus of 102,040 restricted shares, which were issued in June 2021.

The Company has entered into a consulting contract employment agreement with Neeta Shah to act as the Chief Financial Officer of the company. Mrs. Shah is to receive monthly cash compensation of $7,500 until at least $5,000,000 funding has been received through the S-1 offering, whereas Mrs. Shah will become a full-time employee on a monthly cash compensation of $15,000. Mrs. Shah will also be granted a signing bonus of 102,040 restricted shares, of which 51,020 were issued in October 2021. Ms. Shah was dismissed on January 29, 2021 with one month’s severance of $7,500.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We currently do not have any stock option plans.

Compensation of Directors

All Directors shall receive reimbursement for reasonable travel expenses incurred to attend Board and committee meetings.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as March 25, 2022, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Mr. Morris’ ownership of the Special 2019 Series A Preferred Stock, as detailed below, gives him 60% of all votes of common stock and preferred stock entitled to vote. As a result, he controls all corporate matters submitted to shareholders for a vote, including the election of directors.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 21 West 46th Street, New York, New York 10036.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Rik Willard	102,040	0.07%
Stephen Morris	57,010,988	40.39%
Matthew Loeb	250,000	0.18%
Steven Saunders	4,500,000	3.19%
Neeta Shah	51,020	0.04%
All Directors and Executive Officers as a Group (5 persons)	61,914,048	43.87%

5% Holders	Common Stock
	Number of Shares Owned (1)	Percent of Class (2)
Stephen Morris	57,010,988	40.39%
All 5% Holders as a Group (1 persons)	57,010,988	40.39%

	2019 Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (3)
Stephen Morris	1	100%
All Directors and Executive Officers as a Group	1	100%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 141,146,345 voting shares as of March 25, 2022.

(3)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 1 voting share outstanding as of March 25, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than described below or the transactions described under the heading “Executive Compensation,” there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

We have a loan from Stephen Morris of $428,177 at December 31, 2021 (December 31, 2020: $500,915). The loan is non-interest bearing and due on demand.

During the year ended December 31, 2021, $60,000 and $6,000 was deducted from the amount owed and used by Mr. Morris to purchase the Special 2019 Series A preferred Stock and Series B Preferred Shares, respectively, from the Company.

During the year ended December 2021, the Company received one loan from a minority shareholder of $81,162. The loan is non-interest bearing and due for repayment on February 28, 2022

During the fourth quarter of 2020, the Company received two loans from minority shareholders totaling $297,006. The loan of $245,234 was non-interest bearing and due for repayment on January 31, 2021. The loan of $51,772 carried an original interest rate of 20% and was due for repayment on December 31, 2020. These loans were repaid in full during the year ended December 31, 2021.

Director Independence

The Board of Directors is currently composed of four members. None of them qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Committees

We do not have a standing nominating, compensation or audit committee. Rather, our Board of Directors performs the functions of these committees. We do not believe it is necessary for our Board of Directors to appoint such committees because the volume of matters that come before our Board of Directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Indemnification

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2021 and 2020 for professional services rendered by our independent registered public accounting firms:

Fees	2020	2021
Audit Fees	$21,000	$28,000
Audit-Related Fees		9,500
Tax Fees
All Other Fees
Total	$21,000	$37,500

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2021 and 2020 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2021 and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2021 and 2020 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bubblr Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bubblr Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations, such as commitments for repayments of accounts payable, accrued liabilities, loans payable, convertible notes payable, and related party loans (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, implementation of planned business operations, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to implement its planned business operations or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain debt financing, and the successful implementation of its planned business operations. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures (iii) evaluating the probability that the Company will be able to obtain debt financing, and (iv) evaluating the implementation of its planned business operations.

Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2022

BUBBLR INC.
Consolidated Balance Sheets
December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash	$62,967	$96,602
Accounts receivable	17,966	14,367
Advances receivable	80,251	79,411
Total current assets	161,184	190,380

Non-current Assets:
Property and equipment, net	69,620	64,773
Intangible assets	1,627,010	1,582,870
Total non-current assets	1,696,630	1,647,643
TOTAL ASSETS	$1,857,814	$1,838,023

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$200,666	$324,203
Accrued interest	21,415	12,262
Convertible note payable	—	25,000
Loan payable, current portion	13,400	13,496
Loan payable - related party	509,339	797,921
Total current liabilities	744,820	1,172,882

Non-current liabilities:
Convertible note payable - net of discount $69,714 and $0	2,218,066	—
Loan payable, non-current portion	22,518	33,360
Total non-current liabilities	2,240,584	33,360
Total Liabilities	2,985,404	1,206,242

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Special 2019 Series A Preferred Stock, $0.001 par value, 1 share authorized; 1 and 0 share(s) issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 140,186,096 and 132,565,226 shares issued and outstanding at December 31, 2021 and 2020	1,401,861	1,325,652
Additional paid-in capital	5,478,801	3,704,045
Accumulated deficit	(8,385,496)	(4,692,009)
Accumulated other comprehensive income	377,244	354,093
Treasury stock, 1 share of Special 2019 Series A Preferred Stock at cost	—	(60,000)
Total Stockholders' Equity (Deficit)	(1,127,590)	631,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,857,814	$1,838,023

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2021 and 2020

	December 31,
	2021	2020
Operating Expenses
General and administrative	$126,399	$80,289
Professional fees	2,069,876	268,620
Market and regulation costs	170,441	132,221
Compensation	612,735	396,321
Amortization and depreciation	379,887	283,295
Research and development	302,808	106,378
Total operating expense	3,662,146	1,267,124

Operating loss	(3,662,146)	(1,267,124)

Other income (expense)
Other income	75,263	209,727
Interest income	1,554	4,562
Gain on debt settlement	5,000	—
Impairment of intangible asset	—	(9,171)
Unrealized loss on investment	—	(15,349)
Loss on disposal of fixed asset	—	(5,234)
Interest expense	(65,316)	(43,342)
Foreign currency transaction loss	(47,842)	(5,878)
Total other income (expense)	(31,341)	135,315

Net loss before income tax	$(3,693,487)	$(1,131,809)
Provision for income tax	—	—
Net loss after income tax	$(3,693,487)	$(1,131,809)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	23,151	(31,054)
Total other comprehensive income (loss)	23,151	(31,054)

Net comprehensive loss	$(3,670,336)	$(1,162,863)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	137,655,505	129,096,608

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2021 and 2020

	2019 Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance - December 31, 2019	—	$—	—	$—	126,902,749	$1,269,027	$3,096,579	$(3,560,200)	$385,147	(60,000)	$1,130,553

Common shares issued for debt conversion	—	—	—	—	439,998	4,400	399,480	—	—	—	403,880
Common shares issued for cash	—	—	—	—	468,582	4,686	234,949	—	—	—	239,635
Reverse acquisition recapitalization	—	—	2	—	4,753,897	47,539	(26,963)	—	—	—	20,576
Net loss	—	—	—	—	—	—	—	(1,131,809)	—	—	(1,131,809)
Other comprehensive income	—	—	—	—	—	—	—	—	(31,054)	—	(31,054)
Balance -December 31, 2020	—	$—	$2	$—	132,565,226	$1,325,652	$3,704,045	$(4,692,009)	$354,093	(60,000)	$631,781

Preferred B shares conversion to common stock	—	—	(2)	—	2,650	27	5,973	—	—	—	6,000
Common shares issued for Services - Advisory Board	—	—	—	—	561,220	5,612	1,637,743	—	—	—	1,643,355
Common shares issued for Services – Consulting	—	—	—	—	57,000	570	131,040	—	—	—	131,610
Issuance of Special 2019 Series A Preferred Stock to related party in satisfaction of debt	1	—	—	—	—	—	—	—	—	60,000	60,000
Common shares issued for debt conversion	—	—	—	—	4,500,000	45,000	—	—	—	—	45,000
Common shares issued for note conversion	—	—	—	—	2,500,000	25,000	—	—	—	—	25,000
Net loss	—	—	—	—	—	—	—	(3,693,487)	—	—	(3,693,487)
Other comprehensive income	—	—	—	—	—	—	—	—	23,151	—	23,151
Balance -December 31, 2021	1	$—	$—	$—	140,186,096	$1,401,861	$5,478,801	$(8,385,496)	$377,244	—	$(1,127,590)

The accompanying notes are an integral part of these consolidated financial statements.

Bubblr Inc.
Consolidated Statements of Cashflows For the year ended December 31, 2021 and 2020

	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3,693,487)	$(1,131,809)
Adjustments for: Net loss to net cash used in operating activities:
Stock based compensation	1,774,965	—
Gain on settlement of debt	(5,000)	—
Loss on disposal of fixed asset	—	5,234
Impairment of intangible asset	—	9,171
Unrealized loss on investment	—	15,349
Amortization of debt discount	34,858	—
Amortization of intangible asset	366,329	273,549
Depreciation	13,322	9,746
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,772)	55,866
Increase in accrued interest	9,025	12,262
(Decrease) increase accounts payables	(73,176)	246,409
Net cash used in operating activities	(1,577,936)	(504,223)

Cash flows from investing activities
Proceeds from repayments on advances receivable	—	6,557
Purchase of fixed assets	(18,630)	(1,804)
Purchase of intangible assets	(422,863)	(597,199)
Net cash used in investing activities	(441,493)	(592,446)

Cash flows from financing activities
Repayment of loans payable	(10,792)	(10,294)
Repayment of loans payable - related party	(303,068)	(18,040)
Proceeds from loans payable - related party	81,162	297,006
Proceeds from issuance of pre-merger common stock	—	239,635
Proceeds from issuance of convertible notes payable	2,183,208	403,880
Net cash provided by financing activities	1,950,510	912,187

Effects of exchange rate changes on cash	35,284	(14,127)

Net Change in Cash	(33,635)	(198,609)
Cash - Beginning of Year	96,602	295,211
Cash - End of Year	$62,967	$96,602

Supplemental information:
Cash paid for interest	$2,848	$31,080
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Original issue discount on convertible notes	$104,572	$—
Common stock issued for conversion of debt	$70,000	$403,880
Issuance of Special 2019 Series A Preferred Stock to related party in satisfaction of debt	$60,000	$—
Common stock issued for conversion of Series B Preferred Stock	$6,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On March 26, 2020 Bubblr Holdings Ltd. (a UK company formed on February 18, 2016) merged into U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation formed on October 22, 2019, and became a 100% subsidiary of UWRL. On March 30, 2021, the Company’s corporate name was changed to Bubblr, Inc. (“the Company”).

Bubblr, Inc. is a Mobile Application software company that is currently developing its disruptive Internet Search Mechanism and seeking license opportunities for a next-generation solution designed to create an alternative economic model.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $3,670,336 during the year ended December 31, 2021 and has an accumulated deficit of $8,385,496 as of December 31, 2021. In addition, current liabilities exceed current assets by $583,636 as of December 31, 2021.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. See Note 13 – Subsequent Events.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of at December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities at the date of issuance of these financial statements. These estimates may change, as new events occur, and additional information is obtained.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with GAAP . The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Bubblr Holdings Ltd., Bubblr Ltd., and Bubblr CLN Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and we believe credit risk to be minimal. The Company does not have any cash equivalents.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC 310, “Receivables.” Accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

During the year ended December 31, 2021 and 2020, the Company recorded bad debt of $nil and $nil, respectively.

Basic and Diluted Net Loss per Common Share

Pursuant to ASC 260, “Earnings Per Share,” basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to our continuing net losses.

For the year ended December 31, 2021 and 2020, the following outstanding stock was excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,
	2021	2020
	(Shares)	(Shares)
Series B Preferred Stock	—	2,650
Convertible Notes	2,007,994	2,500,000
Total	2,007,994	2,502,652

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company leases office space that meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease.

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Research and Development

Research and Development costs are evaluated by the Company to determine if they meet the requirements to be capitalized as intellectual property. The criteria the Company uses to determine the treatment of research and development are:

•	There is a clearly defined project
•	Expenditure is separately identifiable
•	The project is commercially viable
•	The project is technically feasible
•	Project income is expected to outweigh cost
•	Resources are available to complete the project

Any research and development costs that do not meet the requirements are expensed in the period in which they occur.

United Kingdom tax incentive reduces company Research and Development costs by offering tax offsets for eligible Research and Development expenditure. Eligible companies with a turnover of less than $20 million receive a refundable tax offset, allowing the benefit to be paid as a cash refund if they are in a tax loss position

For the year ended December 31, 2021 and 2020 the Company received other income of $75,263 and $200,802 in respect of the refundable tax offset.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computer equipment	3 years
Fixtures and Furniture	5 years
Vehicles	10 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

Beneficial Conversion Feature

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early-adopted the new guidance on January 1, 2021. As the result of the adoption of this ASU, no beneficial conversion feature was recorded on convertible notes described in Note 7 – Convertible Notes Payable.

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is generally their local currency of Great British pounds (GBP). Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at weighted average rates of exchange during the period. Equity accounts are translated at historical rates.  The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

	December 31,
	2021	2020
Year -end GBP£:US$ exchange rate	1.3527	1.3624
Annual average GBP£:US$ exchange rate	1.3767	1.2851

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Losses on foreign exchange transactions totaling $47,842 and $5,878 were recognized during the year ended December 31, 2021 and 2020, respectively.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs.
•	Level 2—Significant other observable inputs that can be corroborated by observable market data; and
•	Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts receivable, advances receivable, accounts payable, accrued interest, convertible notes, loans payable and loans payable - related party approximate fair value because of the short-term nature of these items.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period or as vesting occurs.

The Company recorded $1,774,965 and $0 in share-based compensation expense for the years ended December 31, 2021 and 2020, respectively (Note 11 Stockholders’ Equity).

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of December 31, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

UK Taxes

We do not consider ourselves to be engaged in a trade or business in the UK and, as such, do not expect to be subject to UK corporate income taxation. We have subsidiaries based in the UK that are subject to the tax laws of that country. Under current law, those subsidiaries are taxed at the applicable corporate income tax rates. Should any UK subsidiaries be deemed to undertake business activities in the US, they would be subject to US corporate income tax in respect of their US activities only. Relief would then be available against the UK tax liabilities in respect of the overseas taxes arising from US activities. At present, this is not applicable as our UK subsidiaries only undertake activities in the UK. Our UK subsidiaries file separate UK income tax returns.

 UK Tax Risk

Companies which are incorporated outside the UK may become subject to UK taxes in a number of circumstances, including circumstances in which (1) they are deemed resident in the UK for tax purposes by reason of their central management and control being exercised from the UK or (2) they are treated as carrying on a trade, investing or carrying on any other business activity in the UK, whether or not through a UK Permanent Establishment (“PE”).

In addition, the Finance Act 2015 introduced a new tax known as the diverted profits tax (“DPT”) which is charged at 25% of any “taxable diverted profits”. The DPT has had effect since April 1, 2015 and may apply in circumstances including: (1) where arrangements are designed to ensure that a non-UK resident company does not carry on a trade in the UK through a PE; and (2) where a tax reduction is obtained through the involvement of entities or transactions lacking economic substance. We intend to operate in such a manner that none of our companies should be subject to the UK DPT and that none of our companies (other than those companies incorporated in the UK) should: (1) be treated as resident in the UK for tax purposes; (2) carry on a trade, invest or carry on any other business activity in the UK (whether or not through a UK PE).

However, this result is based on certain legal and factual determinations, and since the scope and the basis upon which the DPT will be applied by HM Revenue & Customs (“HMRC”) in the UK remains uncertain and since applicable law and regulations do not conclusively define the activities that constitute conducting a trade, investment or business activity in the UK (whether or not through a UK PE), and since we cannot exclude the possibility that there will be a change in law that adversely affects the analysis, HMRC might successfully assert a contrary position. The terms of an income tax treaty between the UK and the home country of the relevant Bubblr subsidiary, if any, could contain additional protections against UK tax.

Any arrangements between UK-resident entities of Bubblr and other entities of Bubblr are subject to the UK transfer pricing regime. Consequently, if any agreement between a UK resident entity of Bubblr and any other Bubblr entity (whether that entity is resident in or outside of the UK) is found not to be on arm’s length terms and as a result a UK tax advantage is being obtained, an adjustment will be required to compute UK taxable profits as if such an agreement were on arm’s length terms. Any transfer pricing adjustment could adversely impact the tax charge incurred by the relevant UK resident entities of Bubblr.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

As of December 31, 2021 and 2020, accounts receivable consisted of the following:

	December 31,	December 31,
	2021	2020

Deposit	$2,682	$2,500
UK VAT Receivable	15,084	11,867
Prepayments	200	—
Accounts receivable	$17,966	$14,367

Any nominal change in the deposit value is due to exchange rate fluctuation.

NOTE 4 – ADVANCES RECEIVABLE

As of December 31, 2021 and 2020, cash advances consisted of the following:

	December 31,	December 31,
	2021	2020
Advance principal receivable -G	$54,529	$54,496
Advance principal receivable -J	21,643	21,799
Interest due	4,079	3,116
Total advances receivable	$80,251	$79,411

The advance labelled Advance receivable-G carries an interest rate of 3%. The Company has the expectation that both outstanding advances will be repaid to the Company within the next 12 months.

Any difference on the Advance principal is due to currency translation.

NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2021 and 2020, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2020	$64,033	$12,962	$632	$77,627
Additions	—	18,630	—	18,630
Effects of currency translation	(457)	(92)	(3)	(552)
At December 31, 2021	63,576	31,500	629	95,705

Less accumulated depreciation
At December 31, 2020	7,380	5,316	158	12,854
Depreciation expense	6,764	6,432	126	13,322
Effects of currency translation	(52)	(38)	(1)	(91)
At December 31, 2021	14,092	11,710	283	26,085

Net book value
At December 31, 2021	49,484	19,790	346	69,620
At December 31, 2020	$56,653	$7,646	$474	$64,773

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2019	61,631	16,312	377	$78,320
Additions	—	1,563	241	1,804
Disposals	—	(5,234)	—	(5,234)
Effects of currency translation	2,402	321	14	2,737
At December 31, 2020	64,033	12,962	632	77,627

Less accumulated depreciation
At December 31, 2019	547	1,849	30	2,426
Depreciation expense	6,312	3,307	127	9,746
Effects of currency translation	521	160	1	682
At December 31, 2020	7,380	5,316	158	12,854

Net book value
At December 31, 2020	56,653	7,646	474	64,773
At December 31, 2019	61,084	14,463	347	$75,894

During the year ended December 31, 2021 and 2020, the Company recorded additions of $18,630 and $1,804, respectively, and depreciation expense of $13,322 and $9,746, respectively. There were no impairment or disposals of property and equipment.

NOTE 6 - INTANGIBLE ASSETS

Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa and New Zealand. The patent is currently pending in the following areas: Canada, Australia, European Union, United Kingdom.

Patents are reported at cost, less accumulated amortization and accumulated impairment loss. Costs includes expenditure that is directly attributable to the acquisition of the asset. Once a patent is providing economic benefit to the Company, amortization is provided on a straight-line basis on all patents over their expected useful lives of 20 years.

Intellectual Property

Intellectual Property capitalizes costs of the Company’s qualifying internal research and developments. Intellectual property is amortized over its useful life of 7 years and reported at cost less accumulated amortization and accumulated impairment loss.

Trademarks

The Company has the following trademarks

Name	Type	Class	Status	Territory
Citizens Journalist	Word & Mark	9 & 38	registered	European Union
Citizens Journalist	Word	9 & 38	registered	United Kingdom
BAU Not OK	Word	9 & 38	registered	United Kingdom
Newzmine	Word	9 & 38	registered	United Kingdom
Citizens Journalist	Word & Mark	9, 38, 41 & 42	filed	United States

The Company capitalizes trademark costs where the likelihood of acceptance is expected. Each trademark has been determined to have an infinite useful life and is assessed each reporting period for impairment. If there has been a reduction in the value of the trademark or if the trademark is not successfully registered, the asset will be impaired and charged to expense in the period of impairment. Trademark impairment of $0 and $9,171 was recorded during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, trademarks consisted of the following:

	December 31,	December 31,
	2021	2020
Trademarks:
NewzMineTM	$9,636	$5,461
Citizens Journalist™	23,193	11,869
	$32,829	$17,330

As of December 31, 2021 and 2020, intangible assets consisted of the following:

Cost	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
At December 31, 2020	$111,256	$17,330	$2,521,821	$45,745	$2,696,152
Additions	42,180	15,623	365,060	—	422,863
Effects of currency translation	(1,576)	(124)	(24,975)	—	(26,675)
At December 31, 2021	$151,860	$32,829	$2,861,906	$45,745	$3,092,340

Less accumulated amortization
At December 31, 2020	$—	$—	$1,113,282	$—	$1,113,282
Amortization expense	—	—	364,041	2,288	366,329
Effects of currency translation	—	—	(14,281)	—	(14,281)
At December 31, 2021	$—	$—	$1,463,042	$2,288	$1,465,330

Net book value
At December 31, 2021	$151,860	$32,829	$1,398,864	$43,457	$1,627,010
At December 31, 2020	$111,256	$17,330	$1,408,539	$45,745	$1,582,870

	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
At December 31, 2019	$75,658	$—	$1,953,837	$—	$2,029,495
Additions	32,649	26,975	491,830	45,745	597,199
Impairment	—	(9,171)	—	—	(9,171)
Effects of currency translation	2,949	(474)	76,154	—	78,629
At December 31, 2020	$111,256	$17,330	$2,521,821	$45,745	$2,696,152

Less accumulated amortization
At December 31, 2019	$—	$—	$792,399	$—	$792,399
Depreciation expense	—	—	273,549	—	273,549
Effects of currency translation	—	—	47,334	—	47,334
At December 31, 2020	$—	$—	$1,113,282	$—	$1,113,282

Net book value
At December 31, 2020	$111,256	$17,330	$1,408,539	$45,745	$1,582,870
At December 31, 2019	$75,658	$—	$1,161,438	$—	$1,237,096

During the year ended December 31, 2021 and 2020, the Company purchased $422,863 and $597,199, respectively, in intangible assets, and recorded amortization expense of $366,329 and $273,549 respectively. During the year ended December 31, 2021 and 2020, impairment of $0 and $9,171 was recorded. Based on the carrying value of definite-lived intangible assets as of December 31, 2021, we estimate our amortization expense for the next five years will be as follows:

Year Ended December 31,	Patents	Intellectual Property	Capitalized Acquisition Costs	Total
2022	$7,593	$199,838	$2,288	$209,719
2023	7,593	199,838	2,288	209,719
2024	7,593	199,838	2,288	209,719
2025	7,593	199,838	2,288	209,719
2026	7,593	199,838	2,288	209,719
Thereafter	113,895	399,674	32,017	545,586
	$151,860	$1,398,864	$43,457	$1,594,181

NOTE 7 - CONVERTIBLE NOTES PAYABLE

In January 2021 the Company commenced an offering for a convertible promissory note. The offering closed June 30, 2021. Funds raised as of June 30, 2021 was $2,112,150, less an original issuance discount of $104,572. The notes mature after eighteen (18) months from issue or on the following events:

Voluntary Conversion. Investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non- assessable shares of common stock of the Company at the conversion price of $1.15 per share.

Mandatory Conversion. Upon sixty (60) days from the date the Company files a Form 10 registration statement with the Securities and Exchange Commission (the “SEC”), all of the accrued interest and unpaid principal balance of this Note shall automatically convert into fully paid and non- assessable shares of common stock of the Company at the conversion price of $1.15 per share.

Interest at the rate equal to 2% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days will be due on all outstanding notes.

Interest accrual and debt discount amortization commenced July 1, 2021 upon the closing of the convertible promissory note offering.

In November 2021 the Company commenced an offering for a convertible promissory note. The offering closed November 30, 2021. Funds raised as of November 30, 2021 was $175,630. The notes mature after eighteen (18) months from issue or on the following events:

Voluntary Conversion. Investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non- assessable shares of common stock of the Company at the conversion price of $1.15 per share.

Mandatory Conversion. Upon sixty (60) days from the date the Company files a Form 10 registration statement with the Securities and Exchange Commission (the “SEC”), all of the accrued interest and unpaid principal balance of this Note shall automatically convert into fully paid and non- assessable shares of common stock of the Company at the conversion price of $1.15 per share.

Interest at the rate equal to 2% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days will be due on all outstanding notes.

Interest accrual commenced December 1, 2021 upon the closing of the convertible promissory note offering.

At December 31, 2021 and 2020, convertible notes consisted of the following

	December 31,	December 31,
	2021	2020
Promissory notes - issued in fiscal year 2019	$—	$25,000
Promissory notes - issued in fiscal year 2021	2,287,780	—
Total convertible notes payable	2,287,780	25,000

Less: unamortized debt discount	(69,714)	—
Less: notes converted in year to common stock	—	(25,000)

Less: current portion of convertible notes	—	—
Long-term convertible notes	$2,218,066	$—

During the year ended December 31, 2021 and 2020, the Company recorded $21,413 and $39,845 interest expense and recognized $34,858 and $0 amortization of discount.

During the year ended December 31, 2021, the Company converted the 2019 note of $25,000 to 2,500,000 shares of common stock.

NOTE 8 – LOAN PAYABLE

The Company has purchased a vehicle under a capital finance arrangement. The term of this loan is 5 years and annual interest rate is 6.90%. At December 31, 2021 and December 31, 2020, loan payable obligations included in current liabilities were $13,400 and $13,496, respectively, and loan payable obligations included in long-term liabilities were $22,518 and $33,360, respectively. During the year ended December 31, 2021 and 2020, the Company made $10,792 and $10,294, respectively, in loan payments.

At December 31, 2021, future minimum payments under the loan, are as follows:

Total
2022	$13,638
2023	13,638
2024	12,502
Thereafter	—
39,778
Less: Imputed interest	(3,860)
Loan payable	35,918

Loan payable – current	13,400
Loan payable - non-current	$22,518

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has a loan from our Founder with a balance of $428,177 at December 31, 2021 (December 31, 2020: $500,915). The loan is non-interest bearing and repayable on demand. During the year, the Company issued the single authorized share of the Special 2019 Series A Preferred Stock and converted 2 shares of Series B Preferred to 2,650 shares of common stock to the Founder in satisfaction of $60,000 and $6,000, respectively, of the amount owed to the Founder.

	December 31,	December 31,
	2021	2020
	$500,915	$518,955
Effects of currency translation	(6,738)	—
Loan Payable	494,177	518,955
Less: repayments	(66,000)	(18,040)
	$428,177	$500,915

During the year, the Company received a loan from a minority shareholder totaling $81,162. The loan is non-interest bearing and due for repayment on February 28, 2022.

During the fourth quarter of 2020, the Company received two loans from minority shareholders totaling $297,006. The loan of $245,234 was non-interest bearing and due for repayment on January 31, 2021. The loan of $51,772 carried an original interest rate of 20% and was due for repayment on December 31, 2020. In the year ended December 31, 2021 the Company repaid all outstanding loans from its minority shareholders as follows:

	December 31,	December 31,
	2021	2020
	$51,772	$51,772
	245,234	245,234
Effects of currency translation	6,062	—
Loan Payable	303,068	297,006

Add: additions	81,162	—
Less: repayments	(303,068)	—
	$81,162	$297,006

During the year ended December 31, 2021 and 2020, the Company received $81,162 and $297,006, respectively, in proceeds from related party loans and made repayments of $303,068 and $0, respectively.

NOTE 10 - INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

For the years ended December 31, 2021 and 2020, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Year Ended
	December 31,
	2021	2020
Tax jurisdiction from:
- Local	$(2,398,382)	$(244,060)
- Foreign	(1,290,286)	(887,749)
Loss before income taxes	$(3,688,668)	$(1,131,809)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Net Operating loss carryforward	$3,688,668	$1,131,809
Effective tax rate	21%	21%
Deferred tax asset	774,620	237,680
Foreign taxes	(25,806)	(17,755)
Less: valuation allowance	(748,814)	(219,925)
Net deferred tax asset	$—	$—

The Company has provided for a full valuation allowance against the deferred tax assets, on the expected future tax benefits from the net operating loss carryforwards, as the management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance increased by $528,889 and $147,281 during the years ended December 31, 2021 and 2020, respectively.

United States of America

Bubblr, Inc. is registered in the State of Wyoming and is subject to the tax laws of United States of America at a standard tax rate of 21%. Due to a change of control, the Company will not be able to carryover net operating losses (“NOL”) generated before August 13, 2020 to offset future income.

As of December 31, 2021, the operations in the United States of America incurred approximately $2,665,162 of cumulative NOL’s which can be carried forward indefinitely to offset future taxable income.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2017.

United Kingdom

The Company’s subsidiaries operating in the United Kingdom (“UK”) are subject to tax at a standard income tax rate of 19% on the assessable income arising in the UK during its tax year.

As of December 31, 2021, the operations in the UK incurred $4,885,206 of cumulative NOLs which can be carried forward to indefinitely offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $4,885,206 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by HM Revenue & Customs, for the years ended 2020 and 2021.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Special 2019 Series A Preferred Stock

The Company has designated one (1) share of Series A Preferred Stock, par value $0.001.

On March 12, 2021, the Company amended the designation of the Special 2019 Series A Preferred shares and removed the right of the holder to convert the Special 2019 Series A Preferred share to 500,000,000 shares of common stock of the Company.

The holder of the Special 2019 Series A Preferred Stock is entitled to 60% of all votes entitled to vote at each meeting of stockholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration.

During 2021, the Company transferred from treasury to a related party one (1) share of Special 2019 Series A Preferred stock for debt settlement of $60,000.

As of December 31, 2021, the Company had 1 share of 2019 Series A Preferred stock issued and outstanding. As of December 31, 2020, the Company held 1 share of Special 2019 Series A Preferred stock in its Treasury.

Series B Preferred Stock

At December 31, 2021 and 2020, the Company had designated 0 and 12,000,000 shares of Series B Preferred Stock, par value $0.001. On March 31, 2021 the Company amended and restates its Articles of Incorporation and in doing so, retired the Series B Preferred Stock.

Prior to the retirement of the Series B Preferred Stock, the following designations were in effect:

Holders of the Series B Preferred Stock shall after two years of issuance, convert this Class B Preferred Stock based on each Class B Preferred Share equaling .00001% of the total issued and outstanding Common shares of the Company. In the event of a merger, reorganization, recapitalization or similar event of or with respect to the Corporation (other than a Corporate Change in which the Corporation is the surviving entity), this Class B Preferred Stock shall be converted based on each Class B Preferred Share equaling .00001% of the total issued and outstanding shares of common stock of the Company

During 2021, the Company converted the 2 shares of Series B Preferred to 2,650 shares of common stock valued at $6,000 to the Company’s Founder in satisfaction of debt (Note 9 Related Party Transactions).

As of December 31, 2021 and December 31, 2020, the Company had 0 and 2, shares of Series B preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year, the Company issued common shares as follows:

•	561,220 shares for Advisory Board services valued at $1,643,355
•	57,000 shares for Investor Relations services valued at $131,610
•	2,650 shares for conversion of B preferred shares for the conversion of related party debt of $6,000
•	7,000,000 shares for conversion of debt of $70,000. The debt consisted of the 2019 Convertible promissory Note of $25,000, plus an accrued consulting fee of $50,000. The Company recorded other income in respect of a gain on the settlement of the accrued consulting fee of $5,000 (Note 7 Convertible Debt)

As at December 31, 2021 and 2020, the Company had 140,186,096 and 132,565,226 shares of common stock issued and outstanding, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

During each of the year ended December 31, 2021 and 2020, the Company paid $11,128 and 10,800 for its rented premises in Dunfermline, Scotland. The lease was renewed in March 2021 for twelve months, at a monthly rate of $1,000, and is exempt from ASC 842 lease accounting due to its short term.

During the years ended December 31, 2021 and 2020, the Company paid $1,200 and $0 for use of premises in New York, New York. The agreement was signed in August 2021 for twelve months, at a monthly rate of $200, and is exempt from ASC 842 lease accounting due to its short term.

The Company has entered into an employment agreement with Steven Saunders, our Chief Commercial Officer and Director. The term is three years commencing July 1, 2021. Mr. Saunders is to receive monthly cash compensation of $15,000 reduced by $3,820 until at least $5,000,000 funding has been received through the S-1 offering.

The Company entered into employment agreement with Stephen Morris, our Founder and Chief Technology Officer, the term is three years commencing July 1, 2021. Mr. Morris is to receive monthly cash compensation of $15,000 reduced by $4,790 until at least $5,000,000 has been received through the S-1 offering.

The Company has entered into an employment agreement with Rik Willard to act as Chief Executive Officer of the company and as Director. The term is 1 year commencing August 15, 2021. Mr. Willard is to receive monthly cash compensation of $15,000 reduced by $7,500 until at least $5,000,000 funding has been received through the S-1 offering. Mr. Willard was also granted a signing bonus of 102,040 restricted shares, which were issued in June 2021.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements and noted the following events requiring disclosure:

Corporate Governance

On January 29, 2022, the Company dismissed Ms. Neeta Shah as our Chief Financial Officer. There was no known disagreement with Ms. Shaw on any matter relating to our operations, policies or practices.

On January 31, 2022, our Board of Directors appointed Ms. Virginia Mackin as our interim Chief Financial Officer. Ms. Mackin has acted as our Financial Controller. We have compensated her in this role with an annual salary of $60,000 USD, which will increase to $100,000 USD in April 2022.

White Lion Capital LLC

On February 1, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with White Lion Capital LLC (“White Lion”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause White Lion to purchase up to $10 million (the “Commitment Amount”) of our common stock shares during the period beginning on February 1, 2022 and ending on the earlier of (i) the date on which White Lion has purchased a number of our common stock shares pursuant to the Purchase Agreement equal to the Commitment Amount or (ii) December 31, 2022, 90% of the lowest daily VWAP of the Company’s common stock during the “ the five (5) Business days prior to the closing date

The Company has agreed to issue 103,000 shares of Common Stock to the White Lion in consideration for entering into the Purchase Agreement. If the Company fails to issue $3,000,000 in shares by December 31, 2022, White Lion shall be entitled to another 103,000 commitment shares. The shares were issued to White Lion on February 2, 2022.

On February 1, 2022, the Company entered into a Registration Rights Agreement with White Lion. The Company agreed to use all reasonable efforts to register, and keep registered, for resale, 25,000,000 shares issued pursuant to the Purchase Agreement with the Securities and Exchange Commission and agreed to file within twenty (20) business days from the date of execution, covering the resale of the shares issued pursuant to the Purchase Agreement. The Company agreed to cover all of the expenses incurred in connection with such registration.

On February 4, 2022, the Company entered into a $20,000 Promissory Note with White Lion. The Promissory Note is non-interest bearing and repayable on May 1, 2022. The Company received $15,000, net of $5,000 issue discount.

On March 22, 2022 the Company entered into a Termination and Release Agreement with White Lion to extinguish the Common Stock Purchase Agreement and Registration Rights Agreement in exchange for the issuance of 103,000 shares of common stock to White Lion and a right to register 206,000 shares of common stock held by White Lion.

On March 22, 2022, the Company issued 103,000 shares of common stock in settlement of the Termination and Release Agreement.

Series C Convertible Preferred Stock Designation

On or about March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, which established 2,000 shares of the Company’s Series C Convertible Preferred Stock, Stated Value $1,200 per share.

The Company has the right to redeem the Series C Convertible Preferred Stock, in accordance with the following schedule:

•	If all of the Series C Convertible Preferred Stock are redeemed within 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days’ of written notice at a price equal to 115% of the Stated Value together with any accrued but unpaid dividends.
•
If all of the Series C Convertible Preferred Stock are redeemed after 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 120% of the Stated Value together with any accrued but unpaid dividends; and

•	The Company shall pay a dividend of 8% per annum on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. Dividend shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends.

The Series C Convertible Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).

Each share of the Series C Convertible Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the Conversion Price.

GHS Investments, LLC

On March 4, 2022, the Company entered into a Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in tranches, up to $700,000 of the Company’s Series C Convertible Preferred Stock in exchange for 700 shares of Series C Convertible Preferred Stock. The first tranche, promptly upon execution of the Securities Purchase Agreement, was for the purchase of 300 shares of Series C Convertible Preferred Stock for $300,000. The remaining tranches of shares shall occur so long as certain conditions are met as described in the GHS Securities Purchase Agreement.

On March 4, 2022, the Company issued to GHS the first tranche of 300 shares of Series C Convertible Preferred Stock, as well as commitment shares of 35 shares of Series C Convertible Preferred Stock and a warrant (the “GHS Warrant”) to purchase 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “GHS Warrant Shares”). The Company has agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the GHS Warrant Shares.

On March 4, 2022, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS. Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $15,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission.

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed 250% of the average daily trading dollar volume of the Company’s Common Stock during the ten trading days preceding the put, in an amount equaling less than $10,000 or greater than $1,000,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to 80% of the Market Price (as defined in the Equity Financing Agreement). Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the Purchase price shall mean 90% of the Market Price, subject to a floor of $.01 per share. Puts may be delivered by the Company to GHS until the earlier of 24 months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $15,000,000 worth of Common Stock under the terms of the Equity Financing Agreement.

Additionally, concurrently with the execution of definitive agreements on March 4, 2022, the Company issued 587,039 common shares to GHS representing a dollar value equal to 1.0% of the Commitment Amount (the “Commitment Shares”). The Commitment Shares shall be calculated at the applicable Purchase Price on the trading day immediately preceding the execution of definitive agreements.

Proactive Capital Partners LP

On March 9, 2022, the Company entered a Securities Purchase Agreement with Proactive Capital Partners LP (“Proactive”), whereby Proactive agreed to purchase 160 shares of Series C Preferred Stock for $160,000.

The Company agreed to issue Proactive commitment shares of 8 shares of Series C Convertible Preferred Stock and a warrant (the “Warrant”) to purchase 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “Warrant Shares”). The Company has agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the Warrant Shares.

On March 9, the Company issued 168 shares of Series C Convertible Preferred stock to Proactive Capital Partners LP as per the Securities Purchase Agreement.

Shares Issued for Services

On February 23, 2022, the Company issued 147,960 shares of common stock to Matthew Loeb, in consideration of $75,460 in services rendered in his capacity as Chair of the Executive Board of the Company.

On March 17, 2022, the Company issued 19,250 shares for $8,855 in Investor relation services, as per the contract signed July 1, 2021.

2.       Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.       Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No. Exhibit Name.

3.1	Amended and Restated Articles of Incorporation of Bubblr Inc. Inc., a Wyoming corporation(1)

3.2	Bylaws of Bubblr Inc. (1)

3.3	Certificate of Designation for Series C Convertible Preferred Stock (3)

4.1	Form of Convertible Promissory Note(1)

4.2	Common Stock Purchase Warrant(3)

4.3	Common Stock Purchase Warrant(3)

10.1	Form of Note Purchase Agreement(1)

10.2	Employment Agreement(1)

10.3	Employment Agreement(1)

10.4	Employment Agreement(1)

10.5	Loan Agreement (2)

10.6	Securities Purchase Agreement(3)

10.7	Securitieis Purchase Agreement(3)

10.8	Equity Financing Agreement(3)

10.9	Registration Rights Agreement(3)

10.10	Termination and Release Agreement(4)

21.1	List of Subsidiaries(1)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 ** filed herewith

(1)	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on December 23, 2021.
(3)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 10, 2022.
(4)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 28, 2022.

 ITEM 16. FORM 10-K SUMMARY.

None.

39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bubblr, Inc.

By:	/s/ Rik Willard
Rik Willard Chief Executive Officer, Principal Executive Officer and Director
March 31, 2022

By:	/s/ Virginia Mackin
Virginia Mackin
Interim Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
March 31, 2022

40