Form 10-Q
period 2022-03-31
Bubblr Inc.
filed 2022-05-23
CIK 1873722

25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-260902

Bubblr, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	86-2355916
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21 West 46th Street

New York, New York 10036

(Address of principal executive offices)

(647) 646 2263

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 141,146,345 common shares as of May 23, 2022

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2021 and March 31, 2022 (unaudited);
F-2	Consolidated Statements of Operations and Comprehensive Loss for the for the three months ended March 31, 2022 and 2021 (unaudited);
F-3	Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2022 and 2021 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited); and
F-5	Notes to the Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

BUBBLR INC.
Consolidated Balance Sheets
March 31, 2022 and December 31, 2021 (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$93,492	$62,967
Accounts receivable	14,506	17,966
Advances receivable	78,375	80,251
Total current assets	186,373	161,184

Non-current Assets:
Property and equipment, net	63,400	69,620
Intangible assets, net	1,492,077	1,627,010
Total non-current assets	1,555,477	1,696,630
TOTAL ASSETS	$1,741,850	$1,857,814

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$194,321	$200,666
Dividends payable	3,272	—
Accrued interest	33,295	21,415
Promissory note payable	20,000	—
Loan payable, current portion	13,015	13,400
Loan payable - related party	461,882	509,339
Total current liabilities	725,785	744,820

Non-current liabilities:
Convertible note payable - net of discount $52,285 and $69,714	2,235,495	2,218,066
Loan payable, non-current portion	19,245	22,518
Warrant derivative liability	444,891	—
Total non-current liabilities	2,699,631	2,240,584

Total Liabilities	3,425,416	2,985,404

Stockholders' Deficit
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Special 2019 Series A Preferred Stock, $0.001 par value, 1 share authorized; 1 and 0 share(s) issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 503 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	—
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 141,146,345 and 140,186,096 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,411,464	1,401,861
Additional paid-in capital	5,933,451	5,478,801
Accumulated deficit	(9,419,099)	(8,385,496)
Accumulated other comprehensive income	390,617	377,244
Total Stockholders' Deficit	(1,683,566)	(1,127,590)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,741,850	$1,857,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.
Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2022 and 2021 (Unaudited)

	March 31,
	2022	2021
Operating Expenses
General and administrative	$11,119	$73,103
Professional fees	192,829	795,146
Market and regulation costs	37,593	13,331
Compensation	140,944	168,963
Amortization and depreciation	107,595	94,844
Research and development	61,261	127,589
Total operating expense	551,341	1,272,976

Operating loss	(551,341)	(1,272,976)

Other income (expense)
Interest income	452	166
Interest expense	(414,844)	(4,800)
Loss on fair value of warrant derivative liability	(23,891)	—
Foreign currency transaction loss	(40,707)	(6,665)
Total other income (expense)	(478,990)	(11,299)

Net loss before income tax	$(1,030,331)	$(1,284,275)
Provision for income tax	—	—
Net loss after income tax	$(1,030,331)	$(1,284,275)

Other comprehensive income (loss)
Foreign currency translation gain	13,373	21,008
Total other comprehensive income (loss)	13,373	21,008

Net comprehensive loss	$(1,016,958)	$(1,263,267)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	140,499,144	127,025,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2022 and 2021

(Unaudited)

	2019 Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
Balance - December 31, 2020	1	$—	2	$—	—	$—	132,565,226	$1,325,652	$3,704,045	$(4,692,009)	$354,093	(60,000)	$631,781

Preferred B shares conversion to common stock	—	—	(2)	—	—	—	2,650	27	5,973	—	—	—	6,000
Issuance of Special 2019 Series A Preferred Stock from Treasury to related party in satisfaction of debt	—	—	—	—	—	—	—	—	—	—	—	60,000	60,000
Issuance of common shares for Services - Advisory Board	—	—	—	—	—	—	306,120	3,061	701,015	—	—	—	704,076
Issuance of common shares for Services - Consulting	—	—	—	—	—	—	24,000	240	59,760	—	—	—	60,000
Net loss	—	—	—	—	—	—	—	—	—	(1,284,275)	—	—	(1,284,275)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	21,008	—	21,008
Balance -March 31, 2021	1	$—	$—	$—	—	$—	132,897,996	$1,328,980	$4,470,793	$(5,976,284)	$375,101	—	$198,590

Balance - December 31, 2021	1	$—	—	$—	—	$—	140,186,096	$1,401,861	$5,478,801	$(8,385,496)	$377,244	$—	$(1,127,590)

Issuance of common shares for Services - Advisory Board	—	—	—	—	—	—	147,960	1,480	73,980	—	—	—	75,460
Issuance of common shares for Services - Consulting	—	—	—	—	—	—	19,250	193	8,787	—	—	—	8,980
Issuance of common shares for Equity Finance Agreement Incentive	—	—	—	—	—	—	793,039	7,930	371,884	—	—	—	379,814
Issuance of Series C Preferred Stock	—	—	—	—	503	1	—	—	(1)	—	—	—	—
Dividend Series C Preferred Stock	—	—	—	—	—	—	—	—	—	(3,272)	—	—	(3,272)
Net loss	—	—	—	—	—	—	—	—	—	(1,030,331)	—	—	(1,030,331)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	13,373	—	13,373
Balance -March 31, 2022	1	$—	$—	$—	503	$1	141,146,345	$1,411,464	$5,933,451	$(9,419,099)	$390,617	—	$(1,683,566)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.
Consolidated Statements of Cashflows For the three months ended March 31, 2022 and 2021 (Unaudited)

	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,033,603)	$(1,284,275)
Adjustments for:
Net loss to net cash used in operating activities:
Stock based compensation	84,440	764,076
Stock based finance incentive	379,814	—
Loss on fair value of warrant derivative liability	23,891	—
Amortization of debt discount	22,429	—
Amortization of intangible asset	101,193	94,844
Depreciation	4,223	2,870
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,581	(9,334)
Increase (decrease) in accrued interest	10,985	(8,568)
Increase (decrease) in accounts payable	(3,523)	18,358
Net cash used in operating activities	(407,570)	(422,029)

Cash flows from investing activities
Purchase of intangible assets	(11,684)	(35,673)
Net cash used in investing activities	(11,684)	(35,673)

Cash flows from financing activities
Repayment of loans payable	(3,322)	(2,558)
Repayment of loans payable - related party	(52,556)	(225,060)
Proceeds from loans payable - related party	19,709	—
Net proceeds from issuance of Series C Preferred stock	421,000	—
Proceeds from issuance of convertible notes payable	15,000	822,572
Net cash provided by financing activities	399,831	594,954

Effects of exchange rate changes on cash	49,948	6,602

Net Change in Cash	30,525	143,854
Cash - Beginning of Period	62,967	96,602
Cash - End of Period	$93,492	$240,456

Supplemental information:
Cash paid for interest	$397,955	$4,800
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Issuance of Special 2019 Series A Preferred Stock from Treasury to related party in satisfaction of debt	$—	$60,000
Common stock issued for conversion of Series B Preferred Stock	$—	$6,000
Warrant liability	$449,043	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2022 and 2021

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $1,016,958 during the three months ended March 31, 2022 and has an accumulated deficit of $9,419,099 as of March 31, 2022. In addition, current liabilities exceed current assets by $539,412 as of March 31, 2022.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities at the date of issuance of these financial statements. These estimates may change, as new events occur, and additional information is obtained.

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in non-active markets or in active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are not directly observable but are corroborated by observable market data;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the three months ended March 31, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments that are adjusted to fair market value on reporting dates. At March 31, 2022, the warrant liabilities balance was $444,891. There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2022 and 2021.

Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

For the three months ended March 31, 2022 and 2021, the following outstanding stock was excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,
	2022	2021
	(Shares)	(Shares)
Series C Preferred Stock	1,885,072	—
Warrants	1,413,804	—
Convertible Notes	2,007,994	2,007,994
Total	5,306,870	2,007,994

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

	March 31,	December 31.
	2022	2021
Period-end GBP£:US$ exchange rate	1.3139	1.3527
Annual average GBP£:US$ exchange rate	1.3412	1.3767

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Losses on foreign exchange transactions totaling $40,707 and $6,665 were recognized during the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 – ACCOUNTS RECEIVABLE

As of March 31, 2022 and December 31, 2021, accounts receivable consisted of the following:

	March 31,	December 31,
	2022	2021

Deposit	$2,411	$2,682
UK VAT Receivable	11,895	15,084
Prepayments	200	200
Accounts receivable	$14,506	$17,966

Any nominal change in the deposit value is due to exchange rate fluctuation.

NOTE 4 – ADVANCES RECEIVABLE

As of March 31, 2022 and December 31, 2021, cash advances consisted of the following:

	March 31,	December 31,
	2021	2021
Advance principal receivable -G	$52,414	$54,529
Advance principal receivable -J	21,022	21,643
Interest due	4,939	4,079
Total advances receivable	$78,375	$80,251

The advance labelled Advance receivable-G carries an interest rate of 3%. The Company has the expectation that both outstanding advances will be repaid to the Company within the next 12 months.

Any difference on the Advance principal is due to currency translation.

NOTE 5 - PROPERTY AND EQUIPMENT

As of March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2021	$63,576	$31,500	$629	$95,705
Additions	—	—	—	—
Effects of currency translation	(1,823)	(905)	(18)	(2,746)
At March 31, 2022	$61,753	$30,595	$611	$92,959

Less accumulated depreciation
At December 31, 2021	$14,092	$11,710	$283	$26,085
Depreciation expense	1,642	2,550	31	4,223
Effects of currency translation	(405)	(336)	(8)	(749)
At March 31, 2022	$15,329	$13,924	$306	$29,559

Net book value
At March 31, 2022	$46,424	$16,671	$305	$63,400
At December 31, 2021	$49,484	$19,790	$346	$69,620

During the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $4,223 and $2,870, respectively. There were no purchases, impairment, or disposals of property and equipment.

NOTE 6 - INTANGIBLE ASSETS

Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa and New Zealand. A Notice of Approval has also been issued for Canada. The patent is currently pending in the following areas: Australia, European Union, United Kingdom.

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

Trademarks

The Company has the following trademarks

Name	Type	Class	Status	Territory
Citizens Journalist	Word & Mark	9 & 38	registered	European Union
Citizens Journalist	Word	9 & 38	registered	United Kingdom
BAU Not OK	Word	9 & 38	registered	United Kingdom
Newzmine	Word	9 & 38	registered	United Kingdom

The Company has the following mark on the Supplemental Register in the United States

Name	Type	Class	Status	Territory
Citizens Journalist	Word & Mark	9, 38, 41 & 42	registered	United States

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

As of March 31, 2022 and December 31, 2021, trademarks consisted of the following:

	March 31,	December 31,
	2022	2021
Trademarks:
NewzMineTM	$9,636	$9,636
Citizens Journalist™	24,010	23,193
Effects of currency translation	(942)	—
	$32,704	$32,829

As of March 31, 2022 and December 31, 2021, intangible assets consisted of the following:

Cost	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
At December 31, 2021	$151,860	$32,829	$2,861,906	$45,745	$3,092,340
Additions	10,867	817	—	—	11,684
Effects of currency translation	(4,357)	(942)	(82,089)	—	(87,388)
At March 31, 2022	$158,370	$32,704	$2,779,817	$45,745	$3,016,636

Less accumulated amortization
At December 31, 2021	$—	$—	$1,463,042	$2,288	$1,465,330
Amortization expense	1,343	—	99,278	572	101,193
Effects of currency translation	—	—	(41,964)	—	(41,964)
At March 31, 2022	$1,343	$—	$1,520,356	$2,860	$1,524,559

Net book value
At March 31, 2022	$157,027	$32,704	$1,259,461	$42,885	$1,492,077
At December 31, 2021	$151,860	$32,829	$1,398,864	$43,457	$1,627,010

During the three months ended March 31, 2022 and 2021, the Company purchased $11,684 and $35,673, respectively, in intangible assets, and recorded amortization expense of $101,193 and $94,844, respectively. During the three months ended March 31, 2022 and 2021, impairment of $0 and $0 was recorded. Based on the carrying value of definite-lived intangible assets as of March 31, 2022, we estimate our amortization expense for the next five years will be as follows:

Three months ended March 31,	Patents	Intellectual Property	Capitalized Acquisition Costs	Total
9 months remaining 2022	$5,889	$134,942	$1,716	$142,547
2023	7,851	179,923	2,288	190,062
2024	7,851	179,923	2,288	190,062
2025	7,851	179,923	2,288	190,062
2026	7,851	179,923	2,288	190,062
Thereafter	119,734	404,827	32,017	556,578
	$157,027	$1,259,461	$42,885	$1,459,373

NOTE 7 - CONVERTIBLE NOTES PAYABLE

In January 2021 the Company commenced an offering for a convertible promissory note. The offering closed June 30, 2021. Funds raised as of June 30, 2021 was $2,112,150, less an original issuance discount of $104,572. Net proceeds received during the three months ended March 31, 2021 totaled $822,572. The notes mature after eighteen (18) months from issue or on the following events:

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

In November 2021 the Company commenced an offering for a convertible promissory note. The offering closed November 30, 2021. Funds raised as of November 30, 2021 totaled $175,630. The notes mature after eighteen (18) months from issue or on the following events:

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

Interest accrual commenced December 1, 2021 upon the closing of the convertible promissory note offering.

At March 31, 2022 and December 31, 2021, convertible notes consisted of the following

	March 31,	December 31,
	2022	2021
Promissory notes - issued in fiscal year 2021	2,287,780	2,278,780

Total convertible notes payable	2,287,780	2,278,780

Less: unamortized debt discount	(52,285)	(69,714)

Less: current portion of convertible notes	—	—
Long-term convertible notes	$2,235,495	$2,218,066

During the three months ended March 31, 2022 and 2021, the Company recorded $36,413 and $0 interest expense and recognized $22,429  and $0 amortization of discount.

NOTE 8 – PROMISSORY NOTE AND LOAN PAYABLE

On February 4, 2022 the Company issued a promissory note for the principal sum of $20,000 to White Lion Capital, LLC, a Nevada company. The note has an original issue discount of 25%. The principal is to be repaid in full by May 1, 2022. The net proceeds received by the Company totaled $15,000.

The Company has purchased a vehicle under a capital finance arrangement. The term of this loan is 5 years and annual interest rate is 6.90%. At March 31, 2022 and December 31, 2021, loan payable obligations included in current liabilities were $13,015 and $13,400, respectively, and loan payable obligations included in long-term liabilities were $19,245 and $22,518, respectively. During the three months ended March 31, 2022 and 2021, the Company made $3,322 and $2,558, respectively, in loan payments.

At March 31, 2022, future minimum payments under the vehicle loan, are as follows:

Total
2022 (nine months remaining in 2022)	$9,964
2023	13,286
2024	12,668
Thereafter	—
35,918
Less: Imputed interest	(3,658)
Loan payable	32,260

Loan payable – current	13,015
Loan payable - non-current	$19,245

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has a loan from our Founder with a balance of $415,895 and $428,177 at March 31, 2022 and December 31, 2021, respectively. The loan is non-interest bearing and repayable on demand. The Company received $0 and $0 proceeds and made repayments of $0 and $66,000 (converted into preferred stock) during the   three months ended March 31, 2022 and 2021. Activity on this loan to arrive at the March 31, 2022 and December 31, 2021 balances is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2022	2021
Beginning balance	$428,177	$500,915
Effects of currency translation	(12,282)	(6,378)
Loan Payable	415,895	494,177
Less: conversions into preferred stock	—	(66,000)
Ending balance	$415,895	$428,177

At December 31, 2020, the Company had loans from two minority shareholders totaling $297,006. During the fourth quarter of 2021, the Company received an additional loan from one of these minority shareholders totaling $81,162. The loan is non-interest bearing and due for repayment on February 28, 2022. Agreement was reached to extend repayment of the loan to April 30, 2022, with no penalties. All outstanding amounts were paid by this date (see Note 13). During the three months ended March 31, 2022 and 2021, the Company received proceeds on these loans of $19,709 and $0, respectively, and made repayments of $52,556 and $225,060, respectively. Activity on this loan to arrive at the March 31, 2022 and December 31, 2021 balances is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2022	2021
Beginning balance	$81,162	$297,006
Effects of currency translation	(2,328)	6,062
Loan Payable	78,834	303,068

Add: additions	19,709	81,162
Less: repayments	(52,556)	(303,068)
Ending balance	$45,987	$81,162

NOTE 10 - WARRANT LIABILITY

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 11) for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability due to reset provisions and variability in exercise price resulting in there being no fixed value or explicit limit to the number of shares to be delivered upon exercise.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of March 31, 2022. The Black Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black Scholes valuation model.

For the period ended March 31, 2022, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Three Months Ended
March 31,
2022
Expected term	2.46 - 2.50 years
Expected average volatility	216 - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 - 2.28%

The following table summarizes the changes in the warrant liabilities during the period ended March 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2021	$—

Addition of new warrants	421,000
Additional day-one loss	28,043
Change in fair value of warrant liability	(4,152)
Warrant liability as of March 31, 2022	$444,891

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

As of March 31, 2022 and December 31, 2021, the Company had 1 and 0 shares of 2019 Series A Preferred stock issued and outstanding, respectively. The share is held by our Chief Technology Officer, Stephen Morris. As such, Mr. Morris has substantial voting control of the Company.

Series B Preferred Stock

At March 31, 2022 and December 31, 2021, the Company had designated 0 and 0 shares of Series B Preferred Stock, par value $0.001. On March 31, 2021 the Company amended and restates its Articles of Incorporation and in doing so, retired the Series B Preferred Stock.

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

As of March 31, 2022 and December 31, 2021, the Company had 0 and 0, shares of Series B preferred stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

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

Each share of the Series C Convertible Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock subject to Beneficial Ownership Limitations determined by dividing the Stated Value of $1,200 of such share by the Conversion Price of $0.3202.

On March 4, 2022, the Company entered into a Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in tranches, up to $700,000 of the Company’s Series C Convertible Preferred Stock in exchange for 700 shares of Series C Convertible Preferred Stock.

On March 4, 2022, the Company issued to GHS the first tranche of 300 shares of Series C Convertible Preferred Stock, as well as commitment shares of 35 shares of Series C Convertible Preferred Stock and 941,599 warrant shares (the “GHS Warrant”). Warrant shares represent 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “GHS Warrant Shares”). The Company has agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the GHS Warrant Shares.

GHS delivered gross proceeds of $266,000.00 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On March 9, 2022, the Company entered a Securities Purchase Agreement with Proactive Capital Partners LP (“Proactive”), whereby Proactive agreed to purchase 160 shares of Series C Preferred Stock. Proactive delivered gross proceeds of $155,000.

The Company agreed to issue Proactive commitment shares of 8 shares of Series C Convertible Preferred Stock and 472,205 warrant shares (the “Warrant”). Warrant shares represent 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “Warrant Shares”). The Company has agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the Warrant Shares.

On March 9, the Company issued 168 shares of Series C Convertible Preferred stock to Proactive Capital Partners LP as per the Securities Purchase Agreement. GHS delivered gross proceeds of $290,000.00 to the Company (excluded were legal fees).

As a result of the above transactions, the Company received total net proceeds of $421,000, of which $449,043 has been allocated to the warrants based on the warrants’ fair market value, with the residual loss of $28,043 allocated to day-one loss on warrant liability. As at March 31, 2022 and 2021, the Company had 503 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2022 and 2021, the Company issued common shares as follows:

Three months ended March 31, 2021

•	306,120 shares for Advisory Board services valued at $704,076
•	24,000 shares for Investor Relations services valued at $60,000
•	2,650 shares for conversion of B preferred shares for the conversion of related party debt of $6,000

Three months ended March 31, 2022

•	147,960 shares for Executive Board Chair services valued at $75,460
•	19,250 shares for Investor Relations services valued at $8,980
•	587,039 shares as commitment shares under the Equity Financing Agreement with GHS.
•	206,000 shares to White Lion Capital, LLC as a result of a Termination and Release Agreement.
•	503 shares of Series C Preferred Stock and 75% warrant coverage in connection with Securities Purchase Agreements with GHS and Proactive

As at March 31, 2022 and December 31, 2021, the Company had 141,146,345 and 140,186,096 shares of common stock issued and outstanding, respectively.

Warrants

The Company identified conversion features embedded within warrants issued during the period ended March 31, 2022. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments in redemption value and number of shares issued upon exercise (see Note 10 Warrant Liability).

A summary of activity during the period ended March 31, 2022 follows:

	Warrants Outstanding
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining life (years)

Outstanding, December 31, 2021	—	$—	—
Granted	1,413,804	0.34	5.00
Exercised	—	—	—
Forfeited/canceled	—	—	—
Outstanding, March 31, 2022	1,413,804	$0.34	4.93

Exercisable Warrants, March 31, 2022	1,413,804	$0.34	4.93

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2022:

Warrants Outstanding			Warrants Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	4.93	$0.34	941,599	$0.34
472,205	4.94	0.34	472,205	0.34

1,413,804	4.93	$0.34	1,413,804	$0.34

As at March 31, 2022 the intrinsic value of the warrants is $112,539.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2022 and 2021, the Company paid $1,969 and $3,045 for its rented premises in Dunfermline, Scotland. The 12-month lease was not renewed in March 2021 and the Company awaits a new lease for 12-months for smaller premises in May 2022, at a monthly rate of $600, and is exempt from ASC 842 lease accounting due to its short term.

During the three months ended March 31, 2022 and 2021, the Company paid $600 and $0 for use of premises in New York, New York. The 12-month agreement was signed in August 2021 for twelve months, at a monthly rate of $200, and is exempt from ASC 842 lease accounting due to its short term.

The Company has entered into an employment agreement with Steven Saunders, our Chief Commercial Officer and Director. The term is three years commencing July 1, 2021. Mr. Saunders is to receive monthly cash compensation of $15,000 reduced by $3,820 until at least $5,000,000 funding has been received through the S-1 offering. See Note 13 for a detail of employment terms amended subsequent to March 31, 2022.

The Company entered into employment agreement with Stephen Morris, our Founder and Chief Technology Officer, the term is three years commencing July 1, 2021. Mr. Morris is to receive monthly cash compensation of $15,000 reduced by $4,790 until at least $5,000,000 has been received through the S-1 offering.

The Company has entered into an employment agreement with Rik Willard to act as Chief Executive Officer of the company and as Director. The term is 1 year commencing August 15,2021. Mr. Willard is to receive monthly cash compensation of $15,000 reduced by $3,000 until at least $5,000,000 funding has been received through the S-1 offering. Mr. Willard was also granted a signing bonus of 102,040 restricted shares, which were issued in June 2021. See Note 13 for a detail of employment terms amended subsequent to March 31, 2022.

On March 25, 2022, the Company entered into a service agreement with PCG Advisory, Inc. The term is six months commencing April 1, 2022. PCG Advisory, Inc. will receive cash of $7,000, plus $7,000 stock compensation per month. The number of shares will be determined based on the closing price on the last trading day of the previous month.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements and noted the following events requiring disclosure:

Employment Agreements

On April 20, 2022, our board of directors approved amended and restated employment agreements in favor of our Chief Executive Officer, Rik Willard, and our Chief Commercial Officer, Steven Saunders. Since that time, however, the parties to the transaction, in consultation with tax and other professionals, have tabled formal execution of the agreements to work out specific issues. The board will revisit the compensation arrangements with management, and agreements are expected to be executed and filed as appropriate with the SEC upon completion.

GHS Investments, LLC

On April 22, 2022, the Company issued a second tranche of 200 of its Series C Convertible Preferred Stock to GHS Investments, LLC (“GHS”) and issued 562,149 warrants, as per the Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS, dated March 4, 2022, whereby GHS agreed to purchase, in tranches, up to $700,000 of the Company’s Series C Convertible Preferred Stock in exchange for 700 shares of Series C Convertible Preferred Stock. GHS holds 535 of the Company’s Series C Convertible Preferred Stock.

Related Party Loan

In February 2022, agreement was reached with a minority shareholder to extend repayment of the outstanding loan amount received by the Company in the fourth quarter of 2021 of $81,162 to April 30, 2022, with no penalties (see Note 9). The outstanding amount at March 31, 2022 of $28,613 was repaid in April 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

Bubblr, Inc is a company founded on the principles of digital disruption, innovation and the emerging importance of ethical Internet applications. Our objective is to fix a broken internet model that currently suffers from the following failures:

1.	Reckless abuse of an individual's personal data;
2.	Prohibitively expensive and complex businesses marketing channels; and
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

The 5 pillars of WEB.Ɛ are:

▪	An internet that decentralizes profits.
▪	An internet that consecrates citizens’ rights to privacy.
▪	An internet that levels the playing field for businesses.
▪	An internet that combats social and cultural division.
▪	An internet that is not corrupted by advertising.

Open-Source Ecosystem

Understanding that the WEB.Ɛ concept is larger than any one entity and deploys multiple layers of technologies across multiple business sectors, we are building an Open-Source Platform (OSP) to engage the world’s developers and engineers in the cause for a more equitable Internet, at the DNA level. With our own intellectual property at its core, we will construct our OSP with the developer community in mind, incorporating a number of related digital tools that support the ethical development of new mobile applications that adhere to and reflect the highest standards of WEB.Ɛ.

We believe that our software as a service (SAAS) Open Source Platform will allow the open-source community, companies and not-for-profits to be able to build their own mobile applications using open source templates downloadable from a central code repository. As partners register onto our platform, they are provisioned with online consoles that allow them to fully utilize the SAAS platform and will have their own sandbox provisioned to test their apps.

All of the consumer-based products subsequently developed by our registered partners are designed to deliver the presentation layer through mobile-first consumer experiences. Bubblr eschews delivery of consumer products through browsers, as they are inherently vulnerable to interference by bad actors.

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

 For example, allowing users to filter requested information they receive is limited to their chosen geographical area. The DDC capability can also be reused as an essential component of our open-source platform to provide generic conversation e-commerce capabilities. Our DDC offer is not a chatbot but rather a generic data-driven questionnaire system that can be deployed within apps without requiring any extra coding. Moreover, it operates using mobile app components that use 'finger taps' rather than entering text using a keyboard.

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

Our headquarters is located at 21 West 46th Street, New York, New York 10036. Our phone number is (647) 646 2263. General information about us can be found at www.bubblr.com. The information contained on or connected to our website is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

 Results of Operation for Three and Three Months Ended March 31, 2022 and 2021

Revenues

We did not achieve revenues from our current operations for the three months ended March 31, 2022 or 2021. We will not achieve revenues unless we are able to market, support and deliver our product and service offerings. There can be no assurances that we will achieve revenues despite our efforts.

Operating Expenses

Operating expenses reduced to $551,341 for the three months ended March 31, 2022, as compared with $1,272,976 for the same period ended 2021. For the three months ended March 31, 2022, our operating expenses mainly consisted of $192,829 in professional fees, of which $84,440 was charged for Advisory Board members and consultant compensation that was paid by the issuance of common stock. Additional operating expenses consisted of $140,944 in compensation, $107,595 in amortization and depreciation, $61,261 in research and development, $37,593 in market and regulation costs, and $11,119 in general and administrative expenses. For the three months ended March 31, 2021, our operating expenses mainly consisted of $795,146 in professional fees, of which $764,076 was charged for Advisory Board members and consultant compensation that was paid by the issuance of common stock, $168,963 in compensation expense, $127,589 in research and development expense, $94,844 in amortization and depreciation, $73,103 in general and administrative costs and $13,331 in market and regulation costs.

Our operating expenses are expected to increase as we further implement our business plan and the added expenses associated with this offering and reporting with the Securities and Exchange Commission.

Other Income (Expenses)

We had other expense of $478,990 for the three months ended March 31, 2022, as compared with other expense of $11,299 for the same period ended 2021. For the three months ended March 31, 2022, our other expense consisted primarily of $414,844 interest expense, $40,707 currency transaction loss, and a loss on fair market value of warrant derivative liability of $23,891. Our other expenses for the same period ended 2021 consisted of $6,665 in foreign currency transaction losses, $4,800 interest expense, and interest income of $166.

Net Loss and Comprehensive Loss

We finished the three months ended March 31, 2022 with a net loss of $1,030,331 as compared to a net loss of $1,284,275 during the three months ended March 31, 2021. Foreign currency translation gains of $13,373 and $21,008, respectively, for the three months ended March 31, 2022 and 2021, resulted in net comprehensive loss of $1,016,958 and $1,263,267, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $186,373 and total current liabilities of $725,785 resulting in a working capital deficit of $539,412, as compared to a working capital deficit of $583,636 as of December 31, 2021.

Our operating activities used $407,570 during the three months ended March 31, 2022 as compared with $422,029 used in operating activities in the three months ended March 31, 2021. Our negative operating cash flows for both periods in 2022 and 2021 is largely the result of our net loss for the periods.

We used $11,684 and $35,673 in investing activities during the three months ended March 31, 2022 and 2021, for the purchase of intangible assets, respectively.

Financing activities provided $399,831 during the three months ended March 31, 2022 compared with $594,954 provided during the three months ended March 31, 2021. During the three months ended March 31, 2022, we received $421,000 for issue of Series C Preferred Stock, $15,000 in convertible promissory notes and $19,709 from loans payable – related party, and made repayments of $3,322 in loans payable and $52,556 in loans payable – related party. During the three months ended March 31, 2021, we received proceeds of $822,572 in convertible notes, offset by $227,618 in repayments of unsecured loans.

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

The Company issued to GHS commitment shares of Thirty-Five (35) shares of Series C Convertible Preferred Stock and a warrant (the “GHS Warrant”) to purchase 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “GHS Warrant Shares”). The Company has agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the GHS Warrant Shares.

We also entered into a Securities Purchase Agreement on March 9, 2022 with another accredited investor, whereby the investor agreed to purchase One Hundred and Sixty (160) shares of Series C Preferred Stock for One Hundred and Sixty Thousand ($160,000).

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

Also on March 9, 2022, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS. Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to Fifteen Million ($15,000,000) upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”).

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred and fifty percent (250%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, in an amount equaling less than ten thousand dollars ($10,000) or greater than one million dollars ($1,000,000). Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the Purchase price shall mean ninety percent (90%) of the Market Price, subject to a floor of $.01 per share. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $15,000,000 worth of Common Stock under the terms of the Equity Financing Agreement.

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

We believe our most critical accounting policies and estimates relate to the following:

▪	Foreign Currency Translations
▪	Intangible Assets
▪	Long-lived Assets
▪	Income Taxes
▪	Stock-based Compensation
▪	Common Stock Purchase Warrants and Derivative Financial Instruments
▪	Convertible Financial Instruments
▪	Fair Value of Financial Instruments

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the quarter ended March 31, 2022 and 2021 included herein.

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our interim Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

In the three months ended March 31, 2022, the Company issued the following unregistered securities

•	147,960 shares for Executive Board Chair services valued at $75,460
•	19,250 shares for Investor Relations services valued at $8,980
•	587,039 shares as commitment shares under the Equity Financing Agreement with GHS.
•	206,000 shares to White Lion Capital, LLC as a result of a Termination and Release Agreement.
•	503 shares of Series C Preferred Stock and 75% warrant coverage in connection with Securities Purchase Agreements with GHS and Proactive

Subsequent to the reporting period, the Company issued 200 shares of Series C Preferred Stock and 75% warrant coverage in connection with Securities Purchase Agreement with GHS.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-K for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bubblr, Inc.

Date:	May 23, 2022

By:	/s/ Rik Willard
Rik Willard
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Virginia Mackin
Virginia Mackin
Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)

