Form 10-Q
period 2022-06-30
Bubblr Inc.
filed 2022-08-22
CIK 1873722

25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,220,463 common shares as of August 22, 2022

\

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (unaudited);
F-2	Consolidated Statements of Operations and Comprehensive Loss for the for the three and six months ended June 30, 2022 and 2021 (unaudited);
F-3	Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2022 and 2021 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited); and
F-5	Notes to the Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

BUBBLR, INC.
Consolidated Balance Sheets
June 30, 2022 and December 31, 2021 (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$55,932	$62,967
Accounts receivable	10,776	17,966
Advances receivable	73,020	80,251
Total current assets	139,728	161,184

Non-current Assets:
Property and equipment, net	54,835	69,620
Intangible assets, net	1,300,341	1,627,010
Total non-current assets	1,355,176	1,696,630
TOTAL ASSETS	$1,494,904	$1,857,814

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$135,461	$200,666
Dividends payable	16,754	—
Accrued interest	45,610	21,415
Loan payable, current portion	12,061	13,400
Loan payable - related party	403,644	509,339
Total current liabilities	613,530	744,820

Non-current liabilities:
Convertible note payable - net of discount of $34,856 and $69,714	2,252,924	2,218,066
Loan payable, non-current portion	15,398	22,518
Warrant derivative liability	441,945	—
Total non-current liabilities	2,710,267	2,240,584

Total Liabilities	3,323,797	2,985,404

Stockholders' Deficit
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Special 2019 Series A Preferred Stock, $0.001 par value, 1 share authorized; 1 and 1 share(s) issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	—
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 157,191,418 and 140,186,096 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,571,915	1,401,861
Additional paid-in capital	10,121,449	5,478,801
Deferred stock compensation	(2,165,450)	—
Accumulated deficit	(11,794,731)	(8,385,496)
Accumulated other comprehensive income	437,923	377,244
Total Stockholders' Deficit	(1,828,893)	(1,127,590)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,494,904	$1,857,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR, INC.
Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2022 and 2021 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses
General and administrative	$16,309	$17,579	$27,428	$90,682
Professional fees	2,095,727	877,149	2,288,556	1,672,295
Market and regulation costs	44,595	19,691	82,188	33,022
Compensation	172,547	176,360	313,491	345,323
Amortization and depreciation	100,859	95,851	208,454	190,695
Research and development	52,694	135,799	113,955	263,388
Total operating expense	2,482,731	1,322,429	3,034,072	2,595,405

Operating loss	(2,482,731)	(1,322,429)	(3,034,072)	(2,595,405)

Other income (expense)
Interest income	402	460	854	626
Gain on debt settlement	—	5,000	—	5,000
Interest expense	(30,420)	(3,004)	(445,264)	(7,804)
Gain on change in fair value of warrant derivative liability	275,178	—	251,287	—
Foreign currency transaction loss	(121,307)	(7,149)	(162,014)	(13,814)
Total other income (expense)	123,853	(4,693)	(355,137)	(15,992)

Net loss before income tax	$(2,358,878)	$(1,327,122)	$(3,389,209)	$(2,611,397)
Provision for income tax	—	—	—	—
Net loss after income tax	$(2,358,878)	$(1,327,122)	$(3,389,209)	$(2,611,397)

Other comprehensive income (loss)
Foreign currency translation gain	47,306	6,394	60,679	27,353
Total other comprehensive income (loss)	47,306	6,394	60,679	27,353

Net comprehensive loss	$(2,311,572)	$(1,320,728)	$(3,328,530)	$(2,584,044)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	141,753,945	140,102,076	141,124,825	140,102,076

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the six months ended June 30, 2022 and 2021

(Unaudited)

	2019 Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance - December 31, 2020	1	$—	2	$—	—	$—	132,565,225	$1,325,652	$3,704,045	$—	$(4,692,009)	$354,093	$(60,000)	$631,781

Conversion of Preferred B shares to common shares	—	—	(2)	0	—	—	2,650	27	5,973	—	—	—	—	6,000
Issuance of Special 2019 Series A Preferred Stock from Treasury to related party in satisfaction of debt	—	—	—	—	—	—	—	—	—	—	—	—	60,000	60,000
Issuance of common shares for Services - Advisory Board	—	—	—	—	—	—	306,120	3,061	701,015	—	—	—	—	704,076
Issuance of common shares for Services - Consultancy	—	—	—	—	—	—	24,000	240	59,760	—	—	—	—	60,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,284,275)	—	—	(1,284,275)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—		20,959	—	20,959
Balance -March 31, 2021	1	$—	$—	$—	—	$0	132,897,995	$1,328,980	$4,470,793	$—	$(5,976,284)	$375,052	$—	$198,541

Issuance of common shares for Services - Advisory Board	—	—	—	—	—	—	204,080	2,041	826,524	—	—	—	—	828,565
Issuance of common shares for debt conversion	—	—	—	—	—	—	7,000,000	70,000	—	—	—	—	—	70,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,327,122)	—	—	(1,327,122)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	6,394	—	6,394
Balance -June 30, 2021	1	$—	$—	$—	—	$—	140,102,075	$1,401,021	$5,297,317	$—	$(7,303,406)	$381,446	$—	$(223,622)

Balance - December 31, 2021	1	$—	—	$—	—	$—	140,186,096	$1,401,861	$5,478,801	$—	$(8,385,496)	$377,244	$—	$(1,127,590)

Issuance of common shares for Services Advisory Board	—	—	—	—	—	—	147,960	1,480	73,980	—	—	—	—	75,460
Issuance of common shares for Services - Consulting	—	—	—	—	—	—	19,250	193	8,787	—	—	—	—	8,980
Issuance of common shares for Equity Finance Agreement Incentive	—		—	—	—	—	793,039	7,930	371,884	—	—	—	—	379,814
Issuance of Series C Preferred Shares	—	—	—	—	503	1	—	—	(1)	—	—	—	—	-
Dividend Series C Preferred shares	—	—	—	—	—	—	—	—	—	—	(3,272)	—	—	(3,272)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,030,331)	—	—	(1,030,331)
Other comprehensive income	—	—	—		—	—	—	—	—	—	—	13,373	—	13,373
Balance -March 31, 2022	1	$—	$—	$—	503	$1	141,146,345	$1,411,464	$5,933,451	$—	$(9,419,099)	$390,617	$—	$(1,683,566)

Issuance of common shares for Services - Consulting	—	—	—	—	—	—	7,645,073	76,451	1,916,630	—	—	—	—	1,993,081
Issuance of common shares as deferred compensation	—	—	—	—	—	—	8,400,000	84,000	2,175,600	(2,259,600)	—	—	—	-
Vesting of common shares issued as deferred compensation	—	—	—	—	—	—	—	—	—	94,150	—	—	—	94,150
Issue of Series C Preferred shares	—	—	—	—	400	0	—	—	95,768	—	—	—	—	95,768
Dividend Series C Preferred Shares	—	—	—	—	—	—	—	—	—	—	(16,754)	—	—	(16,754)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,358,878)	—	—	(2,358,878)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	47,306	—	47,306
Balance -June 30, 2022	1	$—	$—	$—	903	$1	157,191,418	$1,571,915	$10,121,449	$(2,165,450)	$(11,794,731)	$437,923	—	$(1,828,893)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR, INC.
Consolidated Statements of Cashflows For the six months ended June 30, 2022 and 2021 (Unaudited)

	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(3,389,209)	$(2,611,397)
Adjustments for:
Net loss to net cash used in operating activities:
Stock based compensation	2,077,521	1,592,641
Vesting of deferred stock based compensation	94,150	—
Stock based finance incentive	379,814	—
Gain on settlement of debt	—	(5,000)
Gain on change in fair value of warrant derivative liability	(251,287)	—
Amortization of debt discount	39,856	—
Amortization of intangible asset	187,621	185,088
Depreciation	7,826	5,746
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	4,945	(3,957)
Increase (decrease) in accrued interest	24,283	(12,262)
Increase (decrease) in accounts payables	(57,572)	(10,662)
Net cash used in operating activities	(882,052)	(859,803)

Cash flows from investing activities
Purchase of fixed assets	—	(1,330)
Purchase of intangible assets	(19,228)	(51,830)
Net cash used in investing activities	(19,228)	(53,160)

Cash flows from financing activities
Payment of dividends	(3,272)	—
Proceeds from loans payable	15,000	—
Repayment of loans payable	(26,434)	(5,338)
Repayment of loans payable - related party	(77,940)	(303,068)
Proceeds from loans payable - related party	19,709	—
Net proceeds from issuance of Series C Preferred Stock	789,000	—
Proceeds from issuance of convertible notes payable	—	2,007,578
Net cash provided by financing activities	716,063	1,699,172

Effects of exchange rate changes on cash	178,182	2,227

Net Change in Cash	(7,035)	788,436
Cash - Beginning of Period/Year	62,967	96,602
Cash - End of Period/Year	$55,932	$885,038

Supplemental information:
Cash paid for interest	$6,332	$7,804
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Original issue discount on convertible notes	$—	$104,572
Common stock issued for conversion of debt	$—	$70,000
Special 2019 Series A Preferred Stock issued from Treasury to related party in satisfaction of debt	$—	$60,000
Common stock issued to related party for conversion of Series B Preferred Stock	$—	$6,000
Warrant liability	$721,275	$—
Declared dividends	$16,754	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR, INC.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2022 and 2021

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $3,328,530 during the six months ended June 30, 2022 and has an accumulated deficit of $11,794,731 as of June 30, 2022. In addition, current liabilities exceed current assets by $473,802 as of June 30, 2022.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company instituted some temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of at June 30, 2022.

Most of the restrictions imposed by governments worldwide have now been relaxed. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities at the date of issuance of these financial statements. These estimates may change, as new events occur, and additional information is obtained.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with GAAP. The Company’s fiscal year-end is December 31.

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company uses the Black Scholes Options Pricing Model to estimate the value of its derivative liabilities, and remeasures them at each reporting period.

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Quoted prices in non-active markets or in active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are not directly observable but are corroborated by observable market data;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the six months ended June 30, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments that are adjusted to fair market value on reporting dates. At June 30, 2022, the warrant liabilities balance was $441,945. There were no changes in the fair value hierarchy leveling during the six months ended June 30, 2022 and 2021.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

For the three and six months ended June 30, 2022 and 2021, the following outstanding stock was excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,
	2022	2021
	(Shares)	(Shares)
Series C Preferred Stock	3,384,135	—
Warrants	2,358,101	—
Convertible Notes	2,027,127	1,836,652
Total	7,769,363	1,836,652

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

	June 30,	December 31.
	2022	2021
Period-end GBP£:US$ exchange rate	1.2174	1.3527
Annual average GBP£:US$ exchange rate	1.299	1.3767

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Losses on foreign exchange transactions totaling $162,014 and $13,814 were recognized during the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 – ACCOUNTS RECEIVABLE

As of June 30, 2022 and December 31, 2021, accounts receivable consisted of the following:

	June 30,	December 31,
	2022	2021

Deposit	$2,434	$2,682
UK VAT Receivable	8,342	15,084
Prepayments	—	200
Accounts receivable	$10,776	$17,966

Any nominal change in the deposit value is due to exchange rate fluctuation.

NOTE 4 – ADVANCES RECEIVABLE

As of June 30, 2022 and December 31, 2021, cash advances consisted of the following:

	June 30,	December 31,
	2022	2021
Advance principal receivable -G	$48,163	$54,529
Advance principal receivable -J	19,480	21,643
Interest due	5,377	4,079
Total advances receivable	$73,020	$80,251

The advance labelled Advance principal receivable-G carries an interest rate of 3%.   The advance principal labelled Advance receivable -J is non-interest bearing. The Company has the expectation that both outstanding advances will be repaid to the Company within the next 12 months.

Any difference on the Advance principal is due to currency translation.

NOTE 5 - PROPERTY AND EQUIPMENT

As of June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2021	$63,576	$31,500	$629	$95,705
Additions	—	—	—	—
Effects of currency translation	(6,353)	(3,149)	(63)	(9,565)
At June 30, 2022	$57,223	$28,351	$566	$86,140

Less accumulated depreciation
At December 31, 2021	$14,092	$11,710	$283	$26,085
Depreciation expense	3,044	4,725	57	7,826
Effects of currency translation	(1,407)	(1,170)	(29)	(2,606)
At June 30, 2022	$15,729	$15,265	$311	$31,305

Net book value
At June 30, 2022	$41,494	$13,086	$255	$54,835
At December 31, 2021	$49,484	$19,790	$346	$69,620

During the six months ended June 30, 2022 and 2021, the Company recorded purchases of $0 and $1,330, respectively and depreciation expense of $7,826 and $5,746, respectively. There was no impairment, or disposals of property and equipment.

NOTE 6 - INTANGIBLE ASSETS

Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa and New Zealand. A Notice of Approval has also been issued for Canada. The patent is currently pending in the following areas: Australia, European Union and the United Kingdom.

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

Trademarks

The Company has the following trademarks

Mark	Category	Proprietor	Country	Class(es)	Status	Reg. Date.	File No.
CITIZENS JOURNALIST	Words	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206382.EM.01
CITIZENS JOURNALIST	Word	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206382.GB.01
CITIZENS JOURNALIST	Words	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206382.GB.02
CITIZENS JOURNALIST	Word	Bubblr Limited	United States	9 38 41 42	REGD-DEC USE	08-Feb-2022	206382.US.01
CITIZENS JOURNALIST	Words and Colour Device	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206383.EM.01
CITIZENS JOURNALIST	Series of Logos	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206383.GB.01
CITIZENS JOURNALIST	Words and Colour Device	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206383.GB.02
CITIZENS JOURNALIST	Words and Device	Bubblr Limited	United States	9 38 41 42	ACCEPTED		206383.US.01
BAU NOT OK/BAU Not OK	Series of Marks	Bubblr Limited	United Kingdom	9 38	REGISTERED	11-Oct-2019	208674.GB.01
NEWZMINE/NewzMine	Series of Marks	Bubblr Limited	United Kingdom	9 38 42	REGISTERED	25-Dec-2020	227753.GB.01

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

As of June 30, 2022 and December 31, 2021, trademarks consisted of the following:

	June 30,	December 31,
	2022	2021
Trademarks:
NewzMineTM	$9,636	$9,636
Citizens Journalist™	25,380	23,193
Effects of currency translation	(3,282)	—
	$31,734	$32,829

As of June 30, 2022 and December 31, 2021, intangible assets consisted of the following:

Cost	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
At December 31, 2021	$151,860	$32,829	$2,861,906	$45,745	$3,092,340
Additions	17,041	2,187	—	—	19,228
Effects of currency translation	(15,179)	(3,282)	(286,042)	—	(304,503)
At June 30, 2022	$153,722	$31,734	$2,575,864	$45,745	$2,807,065

Less accumulated amortization
At December 31, 2021	$—	$—	$1,463,042	$2,288	$1,465,330
Amortization expense	2,489	—	183,988	1,144	187,621
Effects of currency translation	—	—	(146,227)	—	(146,227)
At June 30, 2022	$2,489	$—	$1,500,803	$3,432	$1,506,724

Net book value
At June 30, 2022	$151,233	$31,734	$1,075,061	$42,313	$1,300,341
At December 31, 2021	$151,860	$32,829	$1,398,864	$43,457	$1,627,010

During the six months ended June 30, 2022 and 2021, the Company purchased $19,228 and $51,830, respectively, in intangible assets, and recorded amortization expense of $187,621 and $185,088, respectively. During the six months ended June 30, 2022 and 2021, impairment of $0 and $0 was recorded. Based on the carrying value of definite-lived intangible assets as of June 30, 2022, we estimate our amortization expense for the next five years will be as follows:

Six months ended June 30,	Patents	Intellectual Property	Capitalized Acquisition Costs	Total
6 months remaining 2022	$3,781	$76,790	$1,144	$81,715
2023	7,562	153,580	2,288	163,430
2024	7,562	153,580	2,288	163,430
2025	7,562	153,580	2,288	163,430
2026	7,562	153,580	2,288	163,430
Thereafter	117,204	383,951	32,017	533,172
	$151,233	$1,075,061	$42,313	$1,268,607

NOTE 7 - CONVERTIBLE NOTES PAYABLE

In January 2021 the Company commenced an offering for a convertible promissory note. The offering closed June 30, 2021. Funds raised during the six months ended June 30, 2021 was $2,112,150, less an original issuance discount of $104,572, resulting in net proceeds of $2,007,578. The notes mature after eighteen (18) months from issue or on the following events:

Voluntary Conversion. Investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non-assessable shares of common stock of the Company at the conversion price of $1.15 per share.

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

Interest accrual commenced December 1, 2021 upon the closing of the convertible promissory note offering.

At June 30, 2022 and December 31, 2021, convertible notes consisted of the following

	June 30,	December 31,
	2022	2021
Promissory notes - issued in fiscal year 2021	$2,287,780	$2,278,780

Total convertible notes payable	2,287,780	2,278,780

Less: unamortized debt discount	(34,856)	(69,714)

Less: current portion of convertible notes	—	—
Long-term convertible notes	$2,252,924	$2,218,066

During the six months ended June 30, 2022 and 2021, the Company recorded $22,874 and $0 interest expense and recognized $34,856 and $0 amortization of discount. Interest paid in the six months ended June 30, 2022 and 2021 was $0 and 6,255

NOTE 8 – LOAN PAYABLE

On February 4, 2022 the Company issued a promissory note for the principal sum of $20,000 to White Lion Capital, LLC, a Nevada company. The note has an original issue discount of 25%. The principal of $20,000 was repaid in full on April 26, 2022. The net proceeds received by the Company totaled $15,000, and the $5,000 debt discount was amortized to interest expense during the period the loan was outstanding.

The Company has purchased a vehicle under a capital finance arrangement. The term of this loan is 5 years and annual interest rate is 6.90%. At June 30, 2022 and December 31, 2021, loan payable obligations included in current liabilities were $12,061 and $13,400, respectively, and loan payable obligations included in long-term liabilities were $15,398 and $22,518, respectively. During the six months ended June 30, 2022 and 2021, the Company made $6,434 and $5,338 respectively, in loan payments, of which $1,332 and $1,549 were interest.

At June 30, 2022, future minimum payments under the loan, are as follows:

Total
2022 (six months remaining in 2022)	$6,434
2023	12,867
2024	11,816
Thereafter	—
31,117
Less: Imputed interest	(3,658)
Loan payable	27,459

Loan payable – current	12,061
Loan payable - non-current	$15,398

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has a loan from our founder, Stephen Morris, with a balance of $385,381 and $428,177 at June 30, 2022 and December 31, 2021, respectively. On May 23, 2022, the Company entered an amendment to the Loan Agreement between Bubblr Limited and Mr. Morris to change the loan from a demand loan to have maturity date on the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) two years from the date of the amendment.

In addition, on a date no later than five (5) business days from the completion of bridge financing of no less than $1.5 million USD the Company shall pay to Mr. Morris an amount equal to £115,000 GBP as an installment payment on the principal of the Loan, and the balance of the principal of the Loan shall be paid at the Maturity Date

The Company received $0 and $0 proceeds and made repayments of $0 and $66,000 during the six months ended June 30, 2022 and 2021. Activity on this loan to arrive at the June 30, 2022 and December 31, 2021 balances is as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2022	2021
Beginning balance	$428,177	$500,915
Effects of currency translation	(42,796)	(6,738)
Loan Payable	385,381	494,177
Less: conversions into preferred stock	—	(66,000)
Ending balance	$385,381	$428,177

At December 31, 2020, the Company had loans from two minority shareholders totalling $297,006. During the fourth quarter of 2021, the Company received an additional loan from one of these minority shareholders totalling $81,162. The loan is non-interest bearing and due for repayment on February 28, 2022. Agreement was reached to extend repayment of the loan to April 30, 2022, with no penalties. All outstanding amounts were paid by this date. During the six months ended June 30, 2022 and 2021, the Company received proceeds on these loans of $19,709 and $0, respectively, and made repayments of $77,940 and $303,068, respectively. Activity on this loan to arrive at the June 30, 2022 and December 31, 2021 balances is as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2022	2021
Beginning balance	$81,162	$297,006
Effects of currency translation	(4,668)	6,062
Loan Payable	76,494	303,068

Add: additions	19,709	81,162
Less: repayments	(77,940)	(303,068)
Ending balance	$18,263	$81,162

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

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of June 30, 2022. The Black Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black Scholes valuation model.

For the period ended June 30, 2022, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Six Months Ended
June 30,
2022
Expected term	2.34 - 2.50 years
Expected average volatility	212 - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 3.04%

The following table summarizes the changes in the warrant liabilities during the period ended June 30, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2021	$—

Addition of new warrant liabilities	421,000
Day-one loss	28,043
Change in fair value of warrant liability	(4,152)
Warrant liability as of March 31, 2022	$444,891

Addition of new warrant liabilities	368,000
Day-one gain	(95,768)
Change in fain value of warrant Liability	(275,178)
Warrant liability as of June 30, 2022	$441,945

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

As of June 30, 2022 and December 31, 2021, the Company had 1 share of 2019 Series A Preferred stock issued and outstanding, which is held by our Chief Technology Officer, Stephen Morris. As such, Mr. Morris has substantial voting control of the Company.

Series B Preferred Stock

At June 30, 2022 and December 31, 2021, the Company had designated 0 and 0 shares of Series B Preferred Stock, par value $0.001. On March 31, 2021 the Company amended and restates its Articles of Incorporation and in doing so, retired the Series B Preferred Stock.

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

As of June 30, 2022 and December 31, 2021, the Company had 0 and 0, shares of Series B preferred stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

On March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, which established 2,000 shares of the Company’s Series C Convertible Preferred Stock, Stated Value $1,200 per share.

As of June 30, 2022 the Company recorded the following transaction in respect of the dividend due on its Series C Convertible Preferred Stock

Dividend liability as of December 31, 2021	$—

Dividend declared	3,272
Dividend liability as of March 31, 2022	$3,272

Dividend paid	(3,272)
Dividend declared	16,754
Dividend liability as of June 30, 2022	$16,754

The Company has the right to redeem the Series C Convertible Preferred Stock, in accordance with the following schedule:

•	If all of the Series C Convertible Preferred Stock are redeemed within 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days’ of written notice at a price equal to 115% of the Stated Value together with any accrued but unpaid dividends.

•	If all of the Series C Convertible Preferred Stock are redeemed after 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 120% of the Stated Value together with any accrued but unpaid dividends; and

•	The Company shall pay a dividend of 8% per annum on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. Dividend shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends.

The Series C Convertible Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).

Each share of the Series C Convertible Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of $1,200 of such share by the Conversion Price of $0.3202 . As per section 5(b) the fixed conversion price will be 80% of the lowest traded price for the Company’s common stock during the fifteen(15) Trading Days immediately preceding, but not including the conversion date.

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

GHS delivered gross proceeds of $266,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

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

On March 9, the Company issued 168 shares of Series C Convertible Preferred stock to Proactive Capital Partners LP as per the Securities Purchase Agreement. Proactive delivered gross proceeds of $155,000 to the Company (excluded were legal fees).

On April 24, 2022 the Company issued the second tranche of 200 shares of Series C Convertible Preferred Stock and 562,149 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $184,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On May 25, 2022 the Company issued the third tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $92,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On June 24, 2022 the Company issued the fourth tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $92,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

As a result of the above transactions, the Company received total net proceeds of $789,000, of which $721,275  has been allocated to the warrants and Series C Preferred Stock based on the warrants’ fair market values on each contract date, with the residual loss of $28,043 allocated to day-one loss on warrant liability associated with the March 2022 issuances, and excess proceeds of $95,768 allocated to the Series C Preferred Stock associated with the April, May, and June 2022 issuances. As at June 30, 2022 and 2021, the Company had 903 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2022 and 2021, the Company issued common shares as follows:

Six months ended June, 2021

•	510,200 shares for Advisory Board services valued at $1,532,641
•	24,000 shares for Investor Relations services valued at $60,000
•	2,650 shares for conversion of B preferred shares in satisfaction of related party debt of $6,000
•	7,000,000 shares for the conversion of debt valued at $70,000

Six months ended June 30, 2022

•	8,400,000 shares for the 2022 Incentive Scheme award (see Note 11- Equity Incentive Plan) deferred compensation valued at $2,259,600
•	147,960 shares for Executive Board Chair services valued at $75,460
•	7,664,323 shares for Investor Relations and Consulting services valued at $2,002,061
•	587,039 shares as commitment shares under the Equity Financing Agreement with GHS valued at $379,814

•	206,000 shares to White Lion Capital, LLC as a result of a Termination and Release Agreement.

As at June 30, 2022 and December 31, 2021, the Company had 157,191,418 and 140,186,096 shares, respectively, of common stock issued and outstanding.

Warrants

The Company identified conversion features embedded within warrants issued during the period ended June 30, 2022. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments in redemption value and number of shares issued upon exercise (see Note 10 Warrant Liability).

A summary of activity during the period ended June 30, 2022 follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2021	—	$—	—
Granted	2,538,101	0.32	4.77
Exercised	—	—	—
Forfeited/canceled	—	—	—
Outstanding, June 30, 2022	2,538,101	$0.32	4.77

Exercisable Warrants, June 30, 2022	2,538,101	$0.32	4.77

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2022:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Warrants	(in years)	Exercise Price	Shares	Exercise Price
941,599	4.68	$0.34	941,599	$0.34
472,205	4.69	0.34	472,205	0.34
562,149	4.82	0.35	562,149	0.35
281,074	4.90	0.22	281,074	0.22
281,074	4.99	0.22	281,074	0.22
2,538,101	4.77	$0.32	2,538,101	$0.32

As at June 30, 2022 the intrinsic value of the warrants is $263,982.

Equity Incentive Plan

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) and, unless earlier terminated, will continue until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan. The purpose of the 2022 Equity Incentive Plan is to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is largely dependent.

If the employee is terminated for cause, the employee will forfeit the Restricted Stock Units awarded to date.

During the six months ended June 30, 2022, the Company issued pursuant to the 2022 Equity Incentive Plan, a total of 8,400,000 shares of common stock to two Company executives as restricted stock units pursuant to their employment agreements. See Note 12 – Commitments and Contingencies.

The shares were valued at $2,259,600, based on the market price of the common stock on the respective dates of the agreements, which was $0.269 per share, and amortized over their two-year vesting period on a straight-line basis. During the six months ended June 30, 2022, the Company recorded stock-based compensation of $94,150 and had unamortized deferred stock compensation of $2,165,450 as of June 30, 2022.

4,200,000 shares of performance-based stock compensation are scheduled to vest on each of June 1, 2023 and June 1, 2024, respectively. The Company has elected to treat the award as a single award of 8,400,000 shares that vests ratably over the vesting period.

The following table shows the deferred stock compensation activity during the six months ended June 30, 2022:

Deferred stock compensation at December 31, 2021	$—
Awards issued	2,259,600
Vesting of stock compensation	(94,150)
Deferred stock compensation at June 30, 2022	$2,165,450

NOTE 12 - COMMITMENTS AND CONTINGENCIES

During the six months ended June 30, 2022 and 2021, the Company paid $4,264 and $5,115 for its rented premises in Dunfermline, Scotland. The 12-month lease was not renewed in March 2021 and the Company has given notice on the premises to vacate on July 14, 2022 and is exempt from ASC 842 lease accounting due to its short term.

During the six months ended June 30, 2022 and 2021, the Company paid $1,200 and $0 for use of premises in New York, New York. The 12-month agreement was signed in August 2021 for twelve months, at a monthly rate of $200, and is exempt from ASC 842 lease accounting due to its short term.

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

On May 31, 2022, our board of directors approved amended and restated employment agreements in favor of our Chief Executive Officer, Rik Willard, and our Chief Commercial Officer, Steven Saunders.

The employment agreement with Mr. Willard was amended as follows. In addition to his cash compensation the Company agreed to further compensate Mr. Willard in accordance with our May 25, 2022 Equity Incentive Plan (Note 11) with 5,400,000 restricted stock units, which vest 2,700,000 annually over a period of two years. He is also entitled to health and vacation benefits and six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. He is also entitled to vesting of the restricted stock units upon any termination of employment by the Company. Mr. Willard agreed to a two year non-solicit restrictive covenant. The agreement will automatically renew for a further year on May 31, 2023.

The employment agreement with Mr. Saunders was amended as follows. In addition to his cash compensation the Company agreed to further compensate Mr. Saunders in accordance with our May 25, 2022 Equity Incentive Plan (Note 11) with 3,000,000 restricted stock units, which vests 1,500,000 annually over a period of two years. He is also entitled to health and vacation benefits and six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. He is also entitled to vesting of the restricted stock units upon any termination of employment by the Company. Mr. Saunders agreed to a two year non-solicit restrictive covenant.

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

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements and noted the following significant events requiring disclosure.

On July 27, 2022, 29,045 shares of common stock valued at $7,000 were issued to a consultant for investor relation services.

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

Business Overview

Bubblr, Inc is a company founded on the principles of digital disruption, innovation and the emerging importance of ethical Internet applications. We call this emergent global movement The Ethical Web (or, WEB.Ɛ).

The 5 pillars of WEB.Ɛ are:

•	An internet that decentralizes profits.
•	An internet that consecrates citizens’ rights to privacy.
•	An internet that levels the playing field for businesses
•	An internet that combats social and cultural division
•	An internet that is not corrupted by advertising

Mission

Our goal is to fix a broken internet model that currently suffers from the following failures:

1.	Systematic abuse of an individual’s personal data;
2.	Prohibitively expensive and complex businesses marketing channels for SMEs; and
3.	A lack of financial incentives to develop and sustain new Internet economic models.

Bubblr brings a holistic approach to the above problems in a fundamentally unique way. Building on its patented alternative online search mechanism and engaging with the global digital developer community, we plan to build a new economic platform that we believe will be sustainable and fair to users, online businesses, and all online stakeholders. Our mission is twofold:

1)	Empower the developers of a new Internet in creating Ethical Technologies both through in-house Intellectual Property, providing advanced digital tools that enable developers and creators to build fair-forward solutions to build a new Ethical Internet Ecosystem (the “Ethical Web” or WEB.Ɛ), and

2)	Acquire/Commercialize/Invest in WEB.Ɛ products and services developed on our global platform and/or with corporate partners.

Open-Code Ecosystem

Understanding that the WEB.Ɛ concept is larger than any one entity, requiring various layers of technologies across multiple business sectors, we are building an Open-Code Platform (OSP) to engage and incentivize the world’s developers and engineers in our mission for a more equitable Internet, at the DNA level.

With our own intellectual property at its core, we will construct our OCP with economic incentives for the developer community in mind, incorporating a number of related digital tools that support the ethical development of new mobile applications that adhere to and reflect the highest standards of WEB.Ɛ.

We believe that our software as a service (SAAS) Open-Code Platform will allow the open-source community, companies and not-for-profits to be able to build their own mobile applications using templates downloadable from a central code repository. We intend to focus on Low-Code and No-Code applications as much as possible to attract a larger pool of developers. As partners register onto our platform, they are provisioned with online dashboards that allow them to fully utilize the SAAS platform and will have their own sandbox provisioned to test their apps.

Mobile-First

All of the consumer-based products subsequently developed by our registered partners are designed to deliver the presentation layer through mobile-first consumer experiences.

While we are a mobile-first company, we understand the need for flexibility in order to maximize market penetration. To this end we plan to develop relationships with the new wave of security-first browsers such as Brave, TOR and others.

Monetization and Market-Making

We are developing our platform by concentrating on proven value methodologies designed to exponentially increase the adoption of our IP through the following four-tiered process:

1. Research, Development and Commercialization. We are creating an Open-Code Initiative designed to evolve our IP (developed under patent) as well as that of our partners and future potential acquisitions. This will allows us to identify growth areas and expand ecosystems, platforms, and products within those areas, positioning us for commercialization opportunities across a wide range of business sectors.

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

3. Venture Funding. We will license or otherwise provide our technology to select start-ups, teams and developers, and fund early stage startups that develop promising applications arising from the platform. This will allow us to grow a multi-sector ecosystem and maximize reach and revenues through multiple streams.

Advanced Tools and Future Services

We have developed a data-driven conversations (DDC) capability that is in the process of being implemented into our platform and app technologies. This generic application can be used by developers with access to our toolkit and will allow Bubblr to build and alter conversation search dialogues to optimize searching for information and content.

Additionally, are building complex AI and machine learning to optimize search results regarding relevance and salience for searching for critical information. Our plans include adding these algorithms to the Open-Code platform and development ecosystems and to our overall Software Development Kit (SDK).

The systems architecture to support these innovations continues to evolve and our plan is designed to evolve with it. Our belief is that a collection of technologies, geared to incentivize developed and create multiple revenue streams for Bubblr, is the perfect strategy to create exponential value for the Company and significantly enhance our shareholders’ interests.

Our headquarters is located at 21 West 46th Street, New York, New York 10036. Our phone number is (647) 646 2263. General information about us can be found at www.bubblr.com. The information contained on or connected to our website is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Results of Operation for Three and Six Months Ended June 30, 2022 and 2021

Revenues

We did not achieve revenues from our current operations for the three or six months ended June 30, 2022 or 2021. We will not achieve revenues unless we are able to market, support and deliver our product and service offerings. There can be no assurances that we will achieve revenues despite our efforts.

Operating Expenses

Operating expenses increased to $2,482,731 for the three months ended June 30, 2022, as compared with $1,322,429 for the same period ended 2021. For the three months ended June 30, 2022, our operating expenses mainly consisted of $2,095,727 in professional fees, of which $1,993,081for consulting and was paid by the issuance of common stock. Additional operating expenses consisted of $172,547 in compensation, $100,859 in amortization and depreciation, $52,694 in research and development, $44,595 in market and regulation costs, and $16,309 in general and administrative expenses. For the three months ended June 30, 2021, our operating expenses mainly consisted of $877,149 in professional fees, of which $828,565 was charged for Advisory Board members and were paid by the issuance of common stock., $176,360 in compensation expense, $135,799 in research and development expense, $95,851 in amortization and depreciation, $19,691 in market and regulation costs and $17,579 in general and administrative costs.

Operating expenses increased to $3,034,072 for the six months ended June 30, 2022, as compared with $2,595,405 for the same period ended 2021. For the six months ended June 30, 2022, our operating expenses mainly consisted of $2,288,556 in professional fees, of which $2,077,522 was charged for consultant and Advisory Board fees that were paid by the issuance of common stock. Additional operating expenses consisted of $313,491 in compensation, $208,454 in amortization and depreciation, $113,922 in research and development, $82,188 in market and regulation costs, and $27,428 in general and administrative expenses. For the six months ended June 30, 2021, our operating expenses mainly consisted of $1,672,295 in professional fees, of which $1,592,641 was charged for Advisory Board members and consultant compensation that was paid by the issuance of common stock, $345,323 in compensation expense, $263,388 in research and development expense, $190,695 in amortization and depreciation, $90,682 in general and administrative costs and $33,022 in market and regulation costs.

Provided we obtain financing, our operating expenses are expected to increase in future quarters with additional human resources and R&D expenditures as we implement our Open-Code Initiative, and the added administrative and legal expenses associated with being a reporting company with the Securities and Exchange Commission.

Other Income (Expenses)

We had net other income of $123,853 for the three months ended June 30, 2022, as compared with net other expense of $4,693 for the same period ended 2021. For the three months ended June 30, 2022, our other income (expense) consisted primarily of $275,178 gain on fair market value of warrant derivative liability and interest income of $402, offset by expenses of $121,307 currency transaction loss and interest expense of $30,420. Our other income (expense) for the same period ended 2021 consisted of a gain in debt settlement of $5,000 and interest income of $460, offset by expenses of $7,149 in foreign currency transaction losses and $3,004 interest expense.

We had other expense of $355,137 for the six months ended June 30, 2022, as compared with other expense of $15,992 for the same period ended 2021. For the six months ended June 30, 2022, our other expense consisted primarily of $445,264 interest expense, $162,014 currency transaction loss, offset by a gain on fair market value of warrant derivative liability of $251,287. Our other expenses for the same period ended 2021 consisted of $13,814 in foreign currency transaction losses, $7,804 interest expense, offset by a gain on debt settlement of $5,000, and interest income of $626.

Net Loss and Comprehensive Loss

We finished the six months ended June 30, 2022 with a net loss of $3,389,209, as compared to a net loss of $2,611,397 during the six months ended June 30, 2021. Foreign currency translation gains of $60,679 and $27,353, respectively, for the six months ended June 30, 2022 and 2021, resulted in net comprehensive loss of $3,328,530 and $2,584,044, respectively.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had total current assets of $139,728, and $161,184, respectively, and total current liabilities of $613,530 and $744,820, respectively, resulting in a working capital deficit of $473,802 and $583,683, respectively.

Our operating activities used $882,052 during the six months ended June 30, 2022 as compared with $859,803 used in operating activities in the six months ended June 30, 2021. Our negative operating cash flows for both periods in 2022 and 2021 is largely the result of our net loss for the periods.

We used $19,228 and $53,160 in investing activities during the six months ended June 30, 2022 and 2021, respectively, for the purchase of intangible and fixed assets.

Financing activities provided $716,063 during the six months ended June 30, 2022 compared with $1,699,172 provided during the six months ended June 30, 2021. During the six months ended June 30, 2022, we received $789,000 for issue of Series C Preferred Stock, $15,000 in loans payable, and $19,709 from loans payable – related party, and made repayments of $77,940 in loans payable – related party and $6,434 in loans payable and payment of $3,272 in dividend due on Series C Preferred Stock. During the six months ended June 30, 2021, we received proceeds of $2,007,578 in convertible notes, offset by $308,406 in repayments of unsecured loans.

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

GHS delivered gross proceeds of $266,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

We also entered into a Securities Purchase Agreement on March 9, 2022 with another accredited investor, whereby the investor agreed to purchase One Hundred and Sixty (160) shares of Series C Preferred Stock for One Hundred and Sixty Thousand ($160,000).

The Company issued to this investor commitment shares of Eight (8) shares of Series C Convertible Preferred Stock and a warrant (the “Warrant”) to purchase 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “Warrant Shares”). The Company has agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the Warrant Shares. Net proceeds of $155,000 were realized by the Company.

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

On April 24, 2022 the Company issued the second tranche of 200 shares of Series C Convertible Preferred Stock and 562,149 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $184,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On May 25, 2022 the Company issued the third tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $92,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On June 24, 2022 the Company issued the fourth tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $92,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the quarter ended June 30, 2022 and 2021 included herein.

Off Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our interim Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are averse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Registration Statement on Form S-1/A filed on June 7, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

In the six months ended June 30, 2022, the Company issued the following unregistered securities:

•	8,400,000 shares for the 2022 Incentive Scheme award deferred compensation valued at $2,259,600.

•	147,960 shares for Executive Board Chair services valued at $75,460;

•	67,079 shares for Investor Relations services valued at $22,980;

•	7,597,244 shares for Consultancy in regards the Merger with U.S. Wireless Online, Inc valued at $1,979,082;

•	587,039 shares as commitment shares under the Equity Financing Agreement with GHS;

•	206,000 shares to White Lion Capital, LLC as a result of a Termination and Release Agreement; and

•	503 shares of Series C Preferred Stock and 75% warrant coverage in connection with Securities Purchase Agreements with GHS and Proactive.

Subsequent to the reporting period, the Company issued 29,045 shares of Common Stock in connection with Investor Relation Services.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bubblr, Inc.

Date:	August 22, 2022

By:	/s/ Rik Willard
Rik Willard
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Virginia Mackin
Virginia Mackin
Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)

