Form 10-Q
period 2022-09-30
Bubblr Inc.
filed 2022-11-09
CIK 1873722

25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 157,670,101 common shares as of November 9, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited);
F-2	Consolidated Statements of Operations and Comprehensive Loss for the for the three and nine months ended September 30, 2022 and 2021 (unaudited);
F-3	Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2022 and 2021 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited); and
F-5	Notes to the Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

BUBBLR, INC.
Consolidated Balance Sheets
September 30, 2022 and December 31, 2021 (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$154,780	$62,967
Accounts receivable	8,404	17,966
Advances receivable	66,275	80,251
Total current assets	229,459	161,184

Non-current Assets:
Property and equipment, net	47,171	69,620
Intangible assets, net	1,112,349	1,627,010
Total non-current assets	1,159,520	1,696,630
TOTAL ASSETS	$1,388,979	$1,857,814

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$105,046	$200,666
Dividends payable	22,133	—
Accrued interest	57,783	21,415
Convertible note payable - net of discount of $17,427	2,270,353	—
Loan payable, current portion	11,066	13,400
Loan payable - related party	428,546	509,339
Total current liabilities	2,894,927	744,820

Non-current liabilities:
Convertible note payable - net of discount of $69,714	—	2,218,066
Loan payable, non-current portion	11,895	22,518
Loan payable – related party, non-current portion	462,355	—
Warrant derivative liability	308,849	—
Total non-current liabilities	783,099	2,240,584

Total Liabilities	3,678,026	2,985,404

Stockholders' Deficit
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Special 2019 Series A Preferred Stock, $0.001 par value, 1 share authorized; 1 and 0 shares issued and outstanding at September 30 2022 and December 31, 2021	—	—
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	—
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 157,633,162 and 140,186,096 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,576,332	1,401,861
Additional paid-in capital	10,149,735	5,478,801
Deferred stock compensation	(2,071,300)	—
Accumulated deficit	(12,423,303)	(8,385,496)
Accumulated other comprehensive income	479,488	377,244
Total Stockholders' Deficit	(2,289,047)	(1,127,590)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,388,979	$1,857,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR, INC.
Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2022 and 2021 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Expenses
General and administrative	$12,736	$16,564	$40,164	$107,246
Professional fees	160,794	123,265	2,449,350	1,795,560
Market and regulation costs	63,300	39,142	145,488	72,164
Compensation	159,864	187,090	473,355	532,413
Amortization and depreciation	60,234	95,172	268,688	285,867
Research and development	53,132	188,834	167,087	452,222
Total operating expense	510,060	650,067	3,544,132	3,245,472

Operating loss	(510,060)	(650,067)	(3,544,132)	(3,245,472)

Other income (expense)
Interest income	389	457	1,243	1,083
Gain on debt settlement	—	—	—	5,000
Interest expense	(102,088)	(28,630)	(547,352)	(36,434)
Gain on change in fair value of warrant derivative liability	133,096	—	384,383	—
Foreign currency transaction loss	(127,776)	(38,138)	(289,790)	(51,952)
Total other income (expense)	(96,379)	(66,311)	(451,516)	(82,303)

Net loss before income tax	$(606,439)	$(716,378)	$(3,995,648)	$(3,327,775)
Provision for income tax	—	—	—	—
Net loss after income tax	$(606,439)	$(716,378)	$(3,995,648)	$(3,327,775)

Other comprehensive income (loss)
Foreign currency translation gain	41,565	6,857	102,244	34,210
Total other comprehensive income (loss)	41,565	6,857	102,244	34,210

Net comprehensive loss	$(564,874)	$(709,521)	$(3,893,404)	$(3,293,565)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	157,225,775	140,102,076	147,665,283	136,790,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	2019 Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance - December 31, 2020	1	$—	2	$—	—	$—	132,565,225	$1,325,652	$3,704,045	$—	$(4,692,009)	$354,093	$(60,000)	$631,781

Conversion of Preferred B shares conversion to common shares	—	—	(2)	—	—	—	2,650	27	5,973	—	—	—	—	6,000
Issuance of Special 2019 Series A Preferred Stock from Treasury to related party in satisfaction of debt	—	—	—	—	—	—	—	—	—	—	—	—	60,000	60,000
Issuance of common shares for Services - Advisory Board	—	—	—	—	—	—	306,120	3,061	701,015	—	—	—	—	704,076
Issuance of common shares for Services - Consultancy	—	—	—	—	—	—	24,000	240	59,760	—	—	—	—	60,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,284,275)	—	—	(1,284,275)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	20,959	—	20,959
Balance -March 31, 2021	1	$—	$—	$—	—	$—	132,897,995	$1,328,980	$4,470,793	$—	$(5,976,284)	$375,052	$—	$198,541

Issuance of common shares for Services - Advisory Board	—	—	—	—	—	—	204,080	2,041	826,524	—	—	—	—	828,565
Issuance of common shares for debt conversion	—	—	—	—	—	—	7,000,000	70,000	—	—	—	—	—	70,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,327,122)	—	—	(1,327,122)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	6,394	—	6,394
Balance -June 30, 2021	1	$—	$—	$—	—	$—	140,102,075	$1,401,021	$5,297,317	$—	$(7,303,406)	$381,446	$—	$(223,622)

Net loss	—	—	—	—	—	—	—	—	—	—	(716,378)	—	—	(716,378)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	6857	—	6,857
Balance -September 30, 2021	1	$—	$—	$—	—	$—	140,102,075	$1,401,021	$5,297,317	$—	$(8,019,784)	$388,303	$—	$(933,143)

Balance - December 31, 2021	1	$—	—	$—	—	$—	140,186,096	$1,401,861	$5,478,801	$—	$(8,385,496)	$377,244	$—	$(1,127,590)

Issuance of common shares for Services - Executive Board	—	—	—	—	—	—	147,960	1,480	73,980	—	—	—	—	75,460
Issuance of common shares for Services - Consulting	—	—	—	—	—	—	19,250	193	8,787	—	—	—	—	8,980
Issuance of common shares for Equity Finance Agreement Incentive	—	—	—	—	—	—	793,039	7,930	371,884	—	—	—	—	379,814
Issuance of Series C Preferred Shares	—	—	—	—	503	1	—	—	(1)	—	—	—	—	—
Dividend Series C Preferred shares	—	—	—	—	—	—	—	—	—	—	(3,272)	—	—	(3,272)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,030,331)	—	—	(1,030,331)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	13,373	—	13,373
Balance -March 31, 2022	1	$—	$—	$—	503	$1	141,146,345	$1,411,464	$5,933,451	$—	$(9,419,099)	$390,617	$—	$(1,683,566)

Issuance of common shares for Services - Consulting	—	—	—	—	—	—	7,645,073	76,451	1,916,630	—	—	—	—	1,993,081
Issuance of common shares as deferred compensation	—	—	—	—	—	—	8,400,000	84,000	2,175,600	(2,259,600)	—	—	—	—
Vesting of common shares issued as deferred compensation	—	—	—	—	—	—	—	—	—	94,150	—	—	—	94,150
Issue of Series C Preferred shares	—	—	—	—	400	—	—	—	95,768	—	—	—	—	95,768
Dividend Series C Preferred Shares	—	—	—	—	—	—	—	—	—	—	(16,754)	—	—	(16,754)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,358,878)	—	—	(2,358,878)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	47,306	—	47,306
Balance -June 30, 2022	1	$—	$—	$—	903	$1	157,191,418	$1,571,915	$10,121,449	$(2,165,450)	$(11,794,731)	$437,923	$—	$(1,828,893)

Issuance of common shares for Services - Consulting	—	—	—	—	—	—	96,524	$965	$20,035	—	—	—	—	21,000
Issuance of common shares for loan waiver	—	—	—	—	—	—	345,220	$3,452	$68,251	—	—	—	—	71,703
Vesting of common shares issued as deferred compensation	—	—	—	—	—	—	—	—	—	94,150	—	—	—	94,150
Dividend Series C Preferred Shares	—	—	—	—	—	—	—	—	—	—	(22,133)	—	—	(22,133)
Repurchase and cancellation of Special 2019 Series A Preferred Stock via issuance of related party note payable	(1)	—	—	—	—	—	—	—	(60,000)	—	—	—	—	(60,000)
Net loss	—	—	—	—	—	—	—	—	—	—	(606,439)	—	—	(606,439)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	41,565	—	41,565

Balance -September 30, 2022	—	$—	$—	$—	903	$1	157,633,162	$1,576,332	$10,149,735	$(2,071,300)	$(12,423,303)	$479,488	$—	$(2,289,047)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR, INC.

Consolidated Statements of Cashflows

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(3,995,648)	$(3,327,775)
Adjustments for:
Net loss to net cash used in operating activities:
Stock based compensation	2,098,521	1,592,641
Vesting of deferred stock based compensation	188,300	—
Stock based finance incentive	451,517	—
Gain on settlement of debt	—	(5,000)
Gain on change in fair value of warrant derivative liability	(384,383)	—
Amortization of debt discount	52,287	17,429
Amortization of intangible asset	258,365	276,668
Depreciation	10,323	9,199
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	6,113	(22,734)
Increase (decrease) in accrued interest	36,642	(1,701)
Decrease in accounts payable	(85,900)	(45,290)
Net cash used in operating activities	(1,363,863)	(1,506,563)

Cash flows from investing activities
Purchase of fixed assets	—	(19,095)
Proceeds from repayment of advances receivable	1,231	—
Purchase of intangible assets	(19,513)	(53,254)
Net cash used in investing activities	(18,282)	(72,349)

Cash flows from financing activities
Payment of dividends	(20,026)	—
Proceeds from loans payable	15,000	—
Repayment of loans payable	(22,595)	(8,097)
Repayment of loans payable - related party	(77,940)	(303,068)
Proceeds from loans payable - related party	498,197	—
Net proceeds from issuance of Series C Preferred Stock and associated warrants	789,000	—
Proceeds from issuance of convertible notes payable	—	2,007,578
Net cash provided by financing activities	1,181,636	1,696,413

Effects of exchange rate changes on cash	292,322	43,446

Net Change in Cash	91,813	160,947
Cash - Beginning of Period	62,967	96,602
Cash - End of Period	$154,780	$257,549

Supplemental information:
Cash paid for interest	$6,963	$4,766
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Original issue discount on convertible notes	$—	$104,572
Common stock issued for conversion of debt	$—	$70,000
Special 2019 Series A Preferred Stock issued to/from Treasury to related party in increase/satisfaction of debt	$—	$60,000
Common stock issued to related party for conversion of Series B Preferred Stock	$—	$6,000
Warrant liability	$721,275	$—
Declared dividends	$22,133	$—
Repurchase and cancellation of Special 2019 Series A Preferred Stock via issuance of related party note payable	$60,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR, INC.

Notes to the Unaudited Consolidated Financial Statements

Nine Months Ended September 30, 2022 and 2021

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On March 26, 2020 Bubblr Holdings Ltd. (a UK company formed on February 18, 2016) merged into U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation formed on October 22, 2019, and became a 100% subsidiary of UWRL. On March 30, 2021, the Company’s corporate name was changed to Bubblr, Inc. (“the Company”).

Bubblr, Inc. is an application software company that is currently developing its disruptive Ethical Web platform This WEB.Ɛ platform will provide a holistic view of progress in the development of digital products, services and teams — designed to inform our ability to use our in-house and code and that of our partners, lead advances in development criteria, and respond quickly to shifts in trends and applications.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $3,893,404 during the nine months ended September 30, 2022 and has an accumulated deficit of $12,423,303 as of September 30, 2022. In addition, current liabilities exceed current assets by $2,665,468 as of September 30, 2022.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company instituted some temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of at September 30, 2022.

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company uses the Black Scholes Options Pricing Model to estimate the value of its derivative liabilities and remeasures them at each reporting period.

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

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the nine months ended September 30, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments that are adjusted to fair market value on reporting dates. At September 30, 2022, the warrant liabilities balance was $308,849. There were no changes in the fair value hierarchy leveling during the nine months ended September 30, 2022 and 2021.

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

For the three and nine months ended September 30, 2022 and 2021, the following outstanding stock was excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,
	2022	2021
	(Shares)	(Shares)
Series C Preferred Stock	3,384,135	—
Warrants	2,358,101	—
Convertible Notes	2,037,834	1,845,836
Total	7,780,070	1,845,836

Beneficial Conversion Feature

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early-adopted the new guidance on January 1, 2021. As the result of the adoption of this ASU, no beneficial conversion feature was recorded on convertible notes described in Note 7 – Convertible Notes Payable.

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

	September 30,		December 31,
	2022	2021	2021
Period-end GBP£:US$ exchange rate	1.1171	1.33474	1.3527
Three and nine-month average GBP£:US$ exchange rate	1.2661	1.3984	—

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Losses on foreign exchange transactions totaling $289,790 and $51,952 were recognized during the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

In addition, the Finance Act 2015 introduced a new tax known as the diverted profits tax (“DPT”) which is charged at 25% of any “taxable diverted profits.” The DPT has had effect since April 1, 2015 and may apply in circumstances including: (1) where arrangements are designed to ensure that a non-UK resident company does not carry on a trade in the UK through a PE; and (2) where a tax reduction is obtained through the involvement of entities or transactions lacking economic substance. We intend to operate in such a manner that none of our companies should be subject to the UK DPT and that none of our companies (other than those companies incorporated in the UK) should: (1) be treated as resident in the UK for tax purposes; (2) carry on a trade, invest or carry on any other business activity in the UK (whether or not through a UK PE).

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

NOTE 3 – ACCOUNTS RECEIVABLE

As of September 30, 2022 and December 31, 2021, accounts receivable consisted of the following:

	September 30,	December 31,
	2022	2021

Deposit	$200	$2,682
UK VAT Receivable	8,204	15,084
Prepayments	—	200
Accounts receivable	$8,404	$17,966

Any nominal change in the deposit value is due to exchange rate fluctuation.

NOTE 4 – ADVANCES RECEIVABLE

As of September 30, 2022 and December 31, 2021, cash advances consisted of the following:

	September 30,	December 31,
	2022	2021
Advance principal receivable -G	$44,189	$54,529
Advance principal receivable -J	17,874	21,643
Repayment received	(1,231)	—
Interest due	5,443	4,079
Total advances receivable	$66,275	$80,251

The advance labelled Advance principal receivable-G carries an interest rate of 3%. The advance principal labelled Advance receivable -J is non-interest bearing. The Company has the expectation that both outstanding advances will be repaid to the Company within the next 12 months. Repayment of $1,231 and $0 was received from G during the nine months to September 30, 2022 and 2021, respectively.

Any difference on the Advance principal is due to currency translation.

NOTE 5 - PROPERTY AND EQUIPMENT

As of September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2021	$63,576	$31,500	$629	$95,705
Additions	—	—	—	—
Effects of currency translation	(11,072)	(5,487)	(110)	(16,669)
At September 30, 2022	$52,504	$26,013	$519	$79,036

Less accumulated depreciation
At December 31, 2021	$14,092	$11,710	$283	$26,085
Depreciation expense	4,189	6,056	78	10,323
Effects of currency translation	(2,454)	(2,039)	(50)	(4,543)
At September 30, 2022	$15,827	$15,727	$311	$31,865

Net book value
At September 30, 2022	$36,677	$10,286	$208	$47,171
At December 31, 2021	$49,484	$19,790	$346	$69,620

During the nine months ended September 30, 2022 and 2021, the Company recorded purchases of $0 and $19,095, respectively and depreciation expense of $10,323 and $9,199, respectively. There was no impairment, or disposals of property and equipment.

NOTE 6 - INTANGIBLE ASSETS

Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, Canada, and New Zealand. A Notice of Approval has also been issued for Australia. The patent is currently pending in the European Union and the United Kingdom.

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

Trademarks

The Company has several trademarks throughout the United States, Europe, and the United Kingdom.

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

As of September 30, 2022 and December 31, 2021, trademarks consisted of the following:

	September 30,	December 31,
	2022	2021
Trademarks:
NewzMineTM	$9,636	$9,636
Citizens Journalist™	25,200	23,193
Effects of currency translation	(5,719)	—
	$29,117	$32,829

As of September 30, 2022 and December 31, 2021, intangible assets consisted of the following:

Cost	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
At December 31, 2021	$151,860	$32,829	$2,861,906	$45,745	$3,092,340
Additions	17,507	2,006	—	—	19,513
Effects of currency translation	(26,450)	(5,718)	(498,459)	—	(530,627)
At September 30, 2022	$142,917	$29,117	$2,363,447	$45,745	$2,581,226

Less accumulated amortization
At December 31, 2021	$—	$—	$1,463,042	$2,288	$1,465,330
Amortization expense	3,425	—	253,224	1,716	258,365
Effects of currency translation	—	—	(254,818)	—	(254,818)
At September 30, 2022	$3,425	$—	$1,461,448	$4,004	$1,468,877

Net book value
At September 30, 2022	$139,492	$29,117	$901,999	$41,741	$1,112,349
At December 31, 2021	$151,860	$32,829	$1,398,864	$43,457	$1,627,010

During the nine months ended September 30, 2022 and 2021, the Company purchased $19,513 and $53,254, respectively, in intangible assets, and recorded amortization expense of $258,365 and $276,668, respectively. During the nine months ended September 30, 2022 and 2021, impairment of $0 and $0 was recorded. Based on the carrying value of definite-lived intangible assets as of September 30, 2022, we estimate our amortization expense for the next five years will be as follows:

Nine months ended September 30,	Patents	Intellectual Property	Capitalized Acquisition Costs	Total
3 months remaining 2022	$1,744	$32,214	$572	$34,530
2023	6,975	128,857	2,288	138,120
2024	6,975	128,857	2,288	138,120
2025	6,975	128,857	2,288	138,120
2026	6,975	128,857	2,288	138,120
Thereafter	109,848	354,357	32,017	496,222
	$139,492	$901,999	$41,741	$1,083,232

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

In September 2022 the note holders of the convertible promissory note issued June 30, 2021 and November 30, 2021 passed, by a majority to an amendment of Section 6 of the Notes.

Section 6 of each of the Notes is hereby amended and restated in its entirety as follows:

Voluntary Conversion. Investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non- assessable shares of common stock, par value $0.01 per share, of the Company at the conversion price of $1.15 per share (the “Conversion Price”). A notice of Conversion is included as Exhibit “A.” If the Company shall at any time or from time to time after issuance of this Note, effect a stock split of the outstanding common stock, the applicable Conversion Price in effect immediately prior to the stock split shall be proportionately decreased. If the Company shall at any time or from time to time after the issuance of this Note, combine the outstanding shares of common stock, the applicable Conversion Price in effect immediately prior to the combination shall be proportionately increased. Any adjustments under this Section 6 shall be effective at the close of business on the date the stock split or combination occurs.

At September 30, 2022 and December 31, 2021, convertible notes consisted of the following

	September 30,	December 31,
	2022	2021
Promissory notes - issued in fiscal year 2021	$2,287,780	$2,278,780

Total convertible notes payable	2,287,780	2,278,780

Less: unamortized debt discount	(17,427)	(69,714)

Less: current portion of convertible notes	2,270,353	—
Long-term convertible notes	$—	$2,218,066

During the nine months ended September 30, 2022 and 2021, the Company recorded $34,316 and $10,561 interest expense and recognized $52,287 and $17,429 amortization of discount. Interest paid in the nine months ended September 30, 2022 and 2021 was $0 and $2,548, resulting in $55,729 and $21,413 in accrued interest at September 30, 2022 and December 31, 2021, respectively.

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

The Company has purchased a vehicle under a capital finance arrangement. The term of this loan is 5 years and annual interest rate is 6.90%. At September 30, 2022 and December 31, 2021, loan payable obligations included in current liabilities were $11,066 and $13,400, respectively, and loan payable obligations included in long-term liabilities were $11,895 and $22,518, respectively. During the nine months ended September 30, 2022 and 2021, the Company made $7,595 and $8,097 respectively, in loan payments.

At September 30, 2022, future minimum payments under the loan, are as follows:

Total
2022 (three months remaining in 2022)	$3,136
2023	12,542
2024	11,497
Thereafter	—
27,175
Less: Imputed interest	(4,214)
Loan payable	22,961

Loan payable – current	11,066
Loan payable - non-current	$11,895

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has a loan from our founder, Stephen Morris, with a balance of $874,144 and $428,177 at September 30, 2022 and December 31, 2021, respectively. On May 23, 2022, the Company entered an amendment to the Loan Agreement between Bubblr Limited and Mr. Morris to change the loan from a demand loan to have maturity date on the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) two years from the date of the amendment.

In addition, on a date no later than five (5) business days from the completion of bridge financing of no less than $1.5 million USD the Company shall pay to Mr. Morris an amount equal to £115,000 GBP as an installment payment on the principal of the Loan, and the balance of the principal of the Loan shall be paid at the Maturity Date.

On September 6, 2022, the Company entered into a second amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to add £52,088 ($60,000) to the principal of the loan in exchange for Mr. Morris cancelling his Special 2019 Series A Preferred Stock, which has super voting rights.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060. The Loan Agreement is unsecured, carries no interest, is non-convertible and is due upon maturity, which is 3 years after the date of the agreement. As of September 30, 2022 £413,889 ($478,488) had been received. The balance of £20,200 ($22,561) was received October 1, 2022.

The Company received $0 and $0 proceeds and made repayments of $0 and $0 during the nine months ended September 30, 2022 and 2021. The loan principal due was increased (decreased) by $60,000 and ($66,000) during the nine months ended September 30, 2022 and 2021, respectively, in regards the sale of the Special 2019 Series A Preferred Stock to Mr. Morris in 2021, and the Company’s subsequent repurchase and cancellation of preferred stock during 2022. Activity and the on this loan to arrive at the September 30, 2022 and December 31, 2021 balances is as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2022	2021
Beginning balance	$428,177	$500,915
Effects of currency translation	(76,388)	(6,738)
Loan Payable	351,789	494,177
Conversions from (into) preferred stock	60,000	(66,000)
Balance – current	$411,789	$428,177

Add: additions – non-current	$478,488	$—
Effects of currency translation	(16,133)	—
Balance – non-current	$462,355	$—

Ending balance	$874,144	$428,177

At December 31, 2020, the Company had loans from two minority shareholders totalling $297,006. During the fourth quarter of 2021, the Company received an additional loan from one of these minority shareholders totalling $81,162. The loan is non-interest bearing and due for repayment on February 28, 2022. Agreement was reached to extend repayment of the loan to April 30, 2022, with no penalties. All outstanding amounts were paid by this date. On February 15, 2022 the Company received a loan from a minority shareholder for $19,709. The loan bears interest at a rate of 20% and is due for repayment before February 15, 2023. During the nine months ended September 30, 2022 and 2021, the Company received proceeds on these loans of $19,709 and $0, respectively, made repayments of $77,940 and $303,068, respectively, accrued interest of $2,057 and $0, respectively. Activity on this loan to arrive at the September 30, 2022 and December 31, 2021 balances is as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2022	2021
Beginning balance	$81,162	$297,006
Effects of currency translation	(6,174)	6,062
Loan Payable	74,988	303,068

Add: additions	19,709	81,162
Less: repayments	(77,940)	(303,068)
Ending balance	$16,757	$81,162

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

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of September 30, 2022. The Black Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black Scholes valuation model.

For the period ended September 30, 2022, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Nine Months Ended
September 30,
2022
Expected term	2.21 - 2.50 years
Expected average volatility	178 - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 4.22%

The following table summarizes the changes in the warrant liabilities during the period ended September 30, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2021	$—

Addition of new warrant liabilities	421,000
Day-one loss	28,043
Change in fair value of warrant liability	(4,152)
Warrant liability as of March 31, 2022	$444,891

Addition of new warrant liabilities	368,000
Day-one gain	(95,768)
Change in fair value of warrant Liability	(275,178)
Warrant liability as of June 30, 2022	$441,945

Change in fair value of warrant Liability	(133,096)
Warrant liability as of September 30, 2022	$308,849

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

On September 6, 2022, the Company repurchased and cancelled the Special 2019 Series A Preferred Stock held by Mr. Morris via the issuance of related party note payable (Note 9 Related Party Transactions).

As of September 30, 2022 and December 31, 2021, the Company had 1 and 0 share, respectively, of 2019 Series A Preferred stock issued and outstanding.

Series B Preferred Stock

At September 30, 2022 and December 31, 2021, the Company had designated 0 and 0 shares of Series B Preferred Stock, par value $0.001. On March 31, 2021 the Company amended and restates its Articles of Incorporation and in doing so, retired the Series B Preferred Stock.

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

As of September 30, 2022 and December 31, 2021, the Company had 0 shares of Series B preferred stock issued and outstanding.

Series C Convertible Preferred Stock

On March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, which established 2,000 shares of the Company’s Series C Convertible Preferred Stock, Stated Value $1,200 per share.

As of September 30, 2022 the Company recorded the following transaction in respect of the dividend due on its Series C Convertible Preferred Stock

Dividend liability as of December 31, 2021	$—

Dividend declared	3,272
Dividend liability as of March 31, 2022	$3,272

Dividend paid	(3,272)
Dividend declared	16,754
Dividend liability as of June 30, 2022	$16,754

Dividend paid	(16,754)
Dividend declared	22,133
Dividend liability as of September 30, 2022	$22,133

The Company has the right to redeem the Series C Convertible Preferred Stock, in accordance with the following schedule:

•	If all of the Series C Convertible Preferred Stock are redeemed within 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days’ of written notice at a price equal to 115% of the Stated Value together with any accrued but unpaid dividends.
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

Each share of the Series C Convertible Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of $1,200 of such share by the Conversion Price of $0.3202. As per section 5(b) the fixed conversion price will be 80% of the lowest traded price for the Company’s common stock during the fifteen (15) Trading Days immediately preceding, but not including the conversion date.

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

On March 9, 2022, the Company issued 168 shares of Series C Convertible Preferred stock to Proactive Capital Partners LP as per the Securities Purchase Agreement. Proactive delivered gross proceeds of $155,000 to the Company (excluded were legal fees).

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

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060 ($500,000). In order to enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock, in exchange for our company issuing 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive.

As a result of the above transactions, the Company received total net proceeds of $789,000, of which $721,275 has been allocated to the warrants and Series C Preferred Stock based on the warrants’ fair market values on each contract date, with the residual loss of $28,043 allocated to day-one loss on warrant liability associated with the March 2022 issuances, and excess proceeds of $95,768 allocated to the Series C Preferred Stock associated with the April, May, and June 2022 issuances. As at September 30, 2022 and 2021, the Company had 903 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2022 and 2021, the Company issued common shares as follows:

Nine months ended September, 2021

•	510,200 shares for Advisory Board services valued at $1,532,641
•	24,000 shares for Investor Relations services valued at $60,000
•	2,650 shares for conversion of B preferred shares in satisfaction of related party debt of $6,000
•	7,000,000 shares for the conversion of debt valued at $70,000

Nine months ended September 30, 2022

•	8,400,000 shares for the 2022 Incentive Scheme award (see Note 11- Equity Incentive Plan) deferred compensation valued at $2,259,600.
•	147,960 shares for Executive Board Chair services valued at $75,460
•	7,760,847 shares for Investor Relations and Consulting services valued at $2,023,061
•	793,039 shares as commitment shares under the Equity Financing Agreement valued at $379,814
•	345,220 shares as compensation for loan waiver under Series C Preferred Stock share purchase agreement valued at $71,703

As at September 30, 2022 and December 31, 2021, the Company had 157,633,162 and 140,186,096 shares, respectively, of common stock issued and outstanding.

Warrants

The Company identified conversion features embedded within warrants issued during the period ended September 30, 2022. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments in redemption value and number of shares issued upon exercise (see Note 10 Warrant Liability).

A summary of activity during the period ended September 30, 2022 follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2021	—	$—	—
Granted	2,538,101	0.32	4.52
Exercised	—	—	—
Forfeited/canceled	—	—	—
Outstanding, September 30, 2022	2,538,101	$0.32	4.52

Exercisable Warrants, September 30, 2022	2,538,101	$0.32	4.52

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2022:

Warrants Outstanding			Warrants Exercisable

Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	4.43	$0.34	941,599	$0.34
472,205	4.44	0.34	472,205	0.34
562,149	4.57	0.35	562,149	0.35
281,074	4.65	0.22	281,074	0.22
281,074	4.65	0.22	281,074	0.22
2,538,101	4.52	$0.32	2,538,101	$0.32

As at September 30, 2022 the intrinsic value of the warrants is ($321,051).

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

During the nine months ended September 30, 2022, the Company issued pursuant to the 2022 Equity Incentive Plan, a total of 8,400,000 shares of common stock to two Company executives as restricted stock units pursuant to their employment agreements. See Note 12 – Commitments and Contingencies.

The shares were valued at $2,259,600, based on the market price of the common stock on the respective dates of the agreements, which was $0.269 per share, and amortized over their two-year vesting period on a straight-line basis. During the nine months ended September 30, 2022, the Company recorded stock-based compensation of $188,300 and had unamortized deferred stock compensation of $2,071,300 as of September 30, 2022.

4,200,000 shares of performance-based stock compensation are scheduled to vest on each of June 1, 2023 and June 1, 2024, respectively. The Company has elected to treat the award as a single award of 8,400,000 shares that vests ratably over the vesting period.

The following table shows the deferred stock compensation activity during the nine months ended September 30, 2022:

Deferred stock compensation at December 31, 2021	$—
Awards issued	2,259,600
Vesting of stock compensation	(94,150)
Deferred stock compensation at June 30, 2022	$2,165,450

Awards issued	—
Vesting of stock compensation	(94,150)
Deferred stock compensation at September 30, 2022	$2,071,300

NOTE 12 - COMMITMENTS AND CONTINGENCIES

During the nine months ended September 30, 2022 and 2021, the Company paid $5,354 and $8,153 for its rented premises in Dunfermline, Scotland. The 12-month lease was not renewed in March 2021 and the vacated the premises on July 14, 2022 and is exempt from ASC 842 lease accounting due to its short term.

During the nine months ended September 30, 2022 and 2021, the Company paid $1,600 and $600 for use of premises in New York, New York. The 12-month agreement was signed in August 2021 for twelve months,  after which it became a rolling monthly contract, at a monthly rate of $200, and is exempt from ASC 842 lease accounting due to its short term.

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

On October 20, 2022, 36,939 shares of common stock valued at $7,000 were issued to a consultant for investor relation services.

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

Business Overview

Bubblr, Inc is a company founded on the principles of digital evolution, rapid innovation and the emerging importance of ethical and equitable Internet applications. We call this emergent global movement The Ethical Web (or, WEB.Ɛ).

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

Bubblr brings a holistic approach to the above problems in a fundamentally unique way. Building on its patented alternative online search mechanism and engaging with the global digital developer community, we plan to build a new economic platform that we believe will be sustainable and assist developers in creating applications that are intrinsically fair to users, businesses, and all online stakeholders. Our mission is twofold:

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

Monetization and Market-Making

We are developing our platform by concentrating on proven value methodologies designed to exponentially increase the adoption of our IP through the following four-tiered process:

1.	Research, Development and Commercialization. We are creating an Open-Code Initiative designed to evolve our IP (developed under patent) as well as that of our partners and future potential acquisitions. This will allow us to identify growth areas and expand ecosystems, platforms, and products within those areas, positioning us for commercialization opportunities across a wide range of business sectors.

2.	Licensing and SAAS. We will provide revenue opportunities through partnerships with select start-ups and established corporations to further our reach and rapid development of platform applications. The SAAS platform will allow low volume, free community access. However, platform usage is metered, and those partners who start using the platform for larger volume will be obliged to pay an appropriate license fee.

3.	Venture Funding. We will license or otherwise provide our technology to select start-ups, teams and developers, and fund early-stage startups that develop promising applications arising from the platform. This will allow us to grow a multi-sector ecosystem and maximize reach and revenues through multiple streams.

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

Our headquarters is located at 21 West 46th Street, New York, NY10036. Our phone number is (647) 646 2263. General information about us can be found at www.bubblr.com. The information contained on or connected to our website is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Intellectual Property

We have created a new search mechanism ‘AN INTERNET-BASED SEARCH MECHANISM’, which has been granted a patent in South Africa (2016/06947), New Zealand (725014), the United States of America (‘Utility Patent No. US 10977387, Canada (2962520), the patent Australia (2015248619) has now been granted and we have patents pending on the same processes in the European Union (15723990.6) and the United Kingdom (PCT/GB2015/051130), creating an alternative economic ecosystem to tackle the current broken model and better serve all main participant groups.

Bubblr is currently in the process of filing a sister patent to our approved INTERNET SEARCH MECHANISM. This patent will define an alternative mobile search system purely for information rather than goods and service, which our original patent covers. This new search mechanism is designed to radically change the way search is conducted for information and will bear little resemblance to the established search model. Details of the mobile search application will be become available upon formal filing.

Competition

The space for online marketplaces and ad networks is rapidly evolving. The Advertising Technology (Ad-tech) industry includes all kinds of tools, software platforms (Google, Facebook), agencies, data-brokers, etc. It facilitates targeted advertisements that have become exponentially more invasive over the past decade due to massive amounts of personal data collection. It's a complex and opaque ecosystem that tracks, profiles, discriminates (both personal and business) and manipulates for profit. It's a multi-billion-dollar industry that is now facing litigation, investigations, and new regulations to curb its practices.

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

Results of Operation for Three and nine Months Ended September 30, 2022 and 2021

Revenues

We did not achieve revenues from our current operations for the three or nine months ended September 30, 2022 or 2021. We will not achieve revenues unless we are able to market, support and deliver our product and service offerings. There can be no assurances that we will achieve revenues despite our efforts.

Operating Expenses

Our operations for the three months ended September 30, 2022 and 2021 are outlined below:

		Three Months Ended September 30,
		2022	2021	Change	%
General and administrative		$12,736	$16,564	$(3,828)	(23)%
Professional Fees		$160,794	$123,265	$37,529	30%
Market and regulation costs		$63,300	$39,142	$24,158	62%
Compensation		$159,864	$187,090	$(27,226)	(15)%
Amortization and depreciation		$60,234	$95,172	$(34,938)	(37)%
Research and development		$53,132	$188,834	$(135,702)	(72)%
	Total	$510,060	$650,067	$(140,007)	(22)%

General and administrative

General and administrative expenses consist mainly of costs associated with non-specific costs of running the business. These include but are not limited to the costs of office provision, computer software not associated with research and development, travel, and telecoms.

The decrease in the costs from 2021 to 2022 have been mainly due to the decreased costs associated with reduction in rental of premises, general software, and insurance costs.

Professional fees

 Professional fees consist of costs in relation to legal, accounting, and marketing matters as well as the costs of consultants for our executive and advisory boards.

The increase in consultancy costs from 2021 to 2022 is mainly due to increased costs of our executive board including the recognition of earned stock-based awards under the 2022 incentive plan, and legal fees associated with increased reporting requirements with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company’s transition to a more senior exchange.

Market and regulation expenses

Market and regulation costs are cost incurred specifically in relation to fees and expenses for investor relations, our transfer agent, compliance consultancy and/or market public relations firm.

The increase in costs from 2021 to 2022 is the result of increase in investor relations and market application fee costs as the Company pursues in stated objective of increasing market awareness and progressing to a more senior exchange.

 Compensation

Compensation costs are costs incurred by the Company in relation to its employees and includes salaries, health insurance, pension costs and any taxes due on employment.

Savings were made in salaries and employment costs from 2021 and 2022 as the Company reduced its UK employees and engaged specialist consultants on an “as needed” basis.

 Amortization and depreciation

The significant portion of the costs recorded by the Company in regards amortization and depreciation are from the amortization of patents and intellectual property. The majority of patents and intellectual property are held in the UK subsidiary, Bubblr Ltd.

Reduction in costs from 2021 to 2022 are due the adverse effects of foreign currency fluctuation on the value of the Great British Pound which has fallen significantly against the United States Dollar in the 3 months to September 30, 2022

Research and Development

Cost incurred in relation to development of the Company’s platform includes mainly costs associated with development staff and specialist software for product development and deployments.

The reduction in costs from 2021 to 2022 resulted from the Company reducing the number of software development contractors.

Results of Operation for the Nine Months Ended September 30, 2022 and 2021

Revenues

We did not achieve revenues from our current operations for the nine months ended September 30, 2022 or 2021. We will not achieve revenues unless we are able to market, support and deliver our product and service offerings. There can be no assurances that we will achieve revenues despite our efforts.

Operating Expenses

Our operations for the nine months ended September 30, 2022 and 2021 are outlined below:

		Nine Months Ended September 30,
		2022	2021	Change	%
General and administrative		$40,164	$107,246	(67,082)	(63)%
Professional Fees		$2,449,350	$1,795,560	$653,790	36%
Market and regulation costs		$145,488	$72,164	$73,324	102%
Compensation		$473,355	$532,413	(59,058)	(11)%
Amortization and depreciation		$268,688	$285,867	(17,179)	(6)%
Research and development		$167,087	$452,222	(285,135)	(63)%
	Total	$3,544,132	$3,245,472	$298,660	9%

General and administrative

General and administrative expenses consist mainly of costs associated with non-specific costs of running the business. These include, but are not limited to the costs of office provision, computer software not associated with research and development, travel and telecoms.

The decrease in the costs have been mainly due to the decreased costs associated with general advertising spending undertaken in 2021   that was not repeated in 2022.

Professional fees

 Professional fees consist of cost in relation to legal, accounting, and marketing matters as well as the costs of consultants for our executive and advisory boards.

The increase in consultancy costs from 2021 to 2022 mainly due to increased costs of our executive board including the recognition of earned stock-based awards under the 2022 incentive plan, and legal fees associated with increased reporting requirements with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company’s transition to a more senior exchange.

Market and regulation expenses

Market and regulation costs are cost incurred specifically in relation to fees and expenses for investor relations, our transfer agent, compliance consultancy and/or market public relations firm.

The increase in costs from 2021 to 2022 is the result of increase in investor relations and market application fee costs as the Company pursues in stated objective of increasing market awareness and progressing to a more senior exchange.

Compensation

Compensation costs are costs incurred by the company in relation to its employees and includes salaries, health insurance, pension costs and any taxes due on employment.

Savings were made in salaries and employment costs from 2021 and 2022 as the Company reduced its UK employees and engaged specialist consultants on an “as needed” basis.

Amortization and depreciation

The significant portion of the costs recorded by the Company in regards amortization and depreciation are from the amortization of patents and intellectual property. The majority of patents and intellectual property are held in the UK subsidiary, Bubblr Ltd.

Reduction in costs from 2021 to 2022 are due to the additional amortization applied to intellectual property added in Q4 2021 and patents costs of securing the “Internet-Search Mechanism” patent in multiple territories added during the year, being offset by the adverse effects of foreign currency fluctuation on the value of the Great British Pound which has fallen significantly against the United States Dollar in the 12 months to September 30, 2022.

Research and Development

Cost incurred in relation to development of the Company’s platform includes mainly costs associated with development staff and specialist software for product development and deployments.

The reduction in costs from 2021 to 2022 resulted from the Company reducing the number of software development contractors as we focused on corporate and financing issues.

Other Income (Expenses)

Our other income for the three months ended September 30, 2022 and 2021 are outlined below:

		Three Months Ended September 30,
		2022	2021	Change	%
Interest income		$389	$457	$(68)	(15)%
Interest expense		$(102,088)	$(28,630)	$(73,458)	257%
Gain on change in fair value of warrant derivative liability		$133,096	$—	$133,096	—
Foreign currency transaction loss		$(127,776)	$(38,138)	$(89,638)	235%
	Total	$(96,379)	$(66,311)	$(30,068)	45%

Interest Income

The Company earns interest income on its cash reserves and on advances receivable . The gain on interest from the advance was offset in part by the decrease in interest income from the Company’s cash, which decreased during the year.

Interest Expense

Interest expense consists mainly of interest the Company has to pay on its borrowings and on a vehicle financing  held by the Company. In November 2019 the Company entered into a financing arrangement with Alphera Financial Services with which the Company purchased a vehicle. The term of this loan is 5 years and annual interest rate is 6.90%.

The increase in costs from 2021 to 2022 has been due to the Company’s arrangements regarding finance principally through costs associated with the loan waiver required in conjunction with the Company’s Series C preferred shares and commitment shares of common stock in conjunction with the Equity Financing agreements charged to interest expense, amortization and interest due on the Convertible notes issued.

Funds raised during the year ended December 31, 2021 under these convertible notes totaled $2,287,780, less an original issuance discount of $104,572, which is being amortized over the length of the note to maturity of 18 months.

In 2020, the Company received two loans from minority shareholders totaling $297,006. The loan of $245,234 was non-interest bearing and due for repayment on January 31, 2021. The loan of $51,772 carried an original interest rate of 20% and was due for repayment on December 31, 2020. In 2021 the Company received a loan from a minority shareholder totaling $81,162. The loan was non-interest bearing and due for repayment on February 28, 2022, which was extended to April 30, 2022 and repaid in full by April 30, 2022.

Gain on change in fair value of warrant derivative liability

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 11) for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company did not issue any warrants in 2021.

Our other income for the nine months ended September 30, 2022 and 2021 are outlined below:

		Nine Months Ended September 30,
		2022	2021	Change	%
Interest income		$1,243	$1,083	$160	15%
Gain on settlement of debt		$—	$5,000	$(5,000)	—
Interest expense		$(547,352)	$(36,434)	$(510,918)	1,402%
Gain on change in fair value of warrant derivative liability		$384,383	$—	$384,383	—
Foreign currency transaction loss		$(289,790)	$(51,952)	$(237,838)	458%
	Total	$(451,516)	$(82,303)	$(371,234)	449%

Interest Income

The Company earns interest income on its cash reserves and on advances receivable  . The gain on interest from the advance was offset in part by the decrease in interest income from the Company’s cash, which decreased during the year.

As of September 30, 2022 and 2021, interest income was received on the following sources:

		Nine Months Ended September 30,
		2022	2021	Change	%
Advances receivable		$1,231	$981	$250	25%
Cash		$12	$102	$(90)	(88)%
	Total	$1,243	$1,083	$160	15%

As of September 30, 2022 and December 31, 2021, advances receivable consisted of the following:

	September 30,	December 31,
	2022	2021
Advance principal receivable -G	$44,189	$54,529
Advance principal receivable -J	17,874	21,643
Repayment received	(1,231)	—
Interest due	5,443	4,079
Total advances receivable	$66,275	$80,251

The advance labelled Advance principal receivable-G carries an interest rate of 3%. The advance principal labelled Advance receivable -J is non-interest bearing. The Company has the expectation that both outstanding advances will be repaid to the Company within the next 12 months. Repayment of $1,231 and $0 was received from G in the nine months to September 30, 2022 and 2021

Any difference on the Advance principal is due to currency translation

 Interest Expense

Interest expense consists mainly of interest the Company has to pay on its borrowings and on a vehicle financing  held by the Company. In November 2019 the Company entered into a financing arrangement with Alphera Financial Services with which the Company purchased a vehicle. The term of this loan is 5 years and annual interest rate is 6.90%.

The principal amounts outstanding for the Company’s borrowings as of September 30, 2022 and December 31, 2021 are as follows:

		September 30,	December 31,
		2022	2021	Change	%
Vehicle Financing		$22,961	$35,918	$(12,957)	(36)%
Convertible Notes, net		$2,287,780	$2,287,780	$—	-
Loans Payable - Related Party		$890,901	$509,339	$381,562	75%
	Total	$3,201,642	$2,833,037	$368,605	13%

 The increase in interest expense during the nine months ended September 30, 2022 as compared to 2021 is due to the Company’s borrowings principally through proceeds from convertible notes issued in 2021. Funds raised via the issuance of convertible notes as of September 30, 2022 was $2,287,780 of which $2,112,150 was issued in June 2021, is less an original issuance discount of $104,572 which is amortized over the length of the note to maturity of 18 months and $175,630 issued in November 30, 2021. The Company received a loan from a minority shareholder of $19,709 in February 2022 that bears interest at a rate of 20%   per annum and is due for repayment before February 15, 2023.   We borrowed $478,488 from our founder in September 2022. The loan is due for repayment in 3 years and is non-interest bearing. The remaining loan of $460,765 is non-interest bearing and is due for repayment on demand where the maturity date is the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) 23 May 2024.

Gain on change in fair value of warrant derivative liability

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

For the nine months ended September 30, 2022, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Nine Months Ended
September 30, 2022
Expected term	2.21 - 2.50 years
Expected average volatility	178 - 220%
Expected dividend yield	8.3%3
Risk-free interest rate	1.50 – 4.22%

The following table summarizes the changes in the warrant liabilities during the period ended September 30, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2021	$—

Addition of new warrant liabilities	421,000
Day-one loss	28,043
Change in fair value of warrant liability	(4,152)
Warrant liability as of March 31, 2022	$444,891

Addition of new warrant liabilities	368,000
Day-one gain	(95,768)
Change in fair value of warrant Liability	(275,178)
Warrant liability as of June 30, 2022	$441,945

Change in fair value of warrant Liability	(133,096)
Warrant liability as of September 30, 2022	$308,849

The market price of the common stock has decreased from the initial award of warrants in the period ending March 31, 2022. If the warrants were exercised at September 30, 2022 at their respective exercise price determined at issue, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.1895 per share, the fair value market price of the common stock at September 30, 2022.

Net Loss

We finished the nine months ended September 30, 2022 with a net loss after income tax of $3,995,648 as compared to a net loss after income tax of $3,327,775 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of September 30, 2022 and December 31, 2021, respectively.

	September 30,	December 31,
	2022	2021	Change	%
Current Assets	$229,459	$161,184	$68,275	42%
Current Liabilities	$2,894,927	$744,820	$2,150,107	289%
Working Capital Deficit	$(2,665,468)	$(583,636)	$(2,081,832)	357%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2022, we had $154,780 in the bank, trade accounts receivable of $8,404 and advances receivable of $66,275 as compared to cash of $62,967, trade accounts receivable of $17,966, and advances receivable of $80,251 as of December 31, 2021.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the nine months ended September 30, 2022, we reported a loss from operations of $3,995,648.

As of September 30, 2022, we had assets of cash in the amount of $154,780 and other current assets in the amount of $74,679. As of September 30, 2022, we had current liabilities of $ 2,894,927. Our accumulated deficit as of September 30, 2022 was $12,423,303.

As of December 31, 2021, we had assets of cash in the amount of $62,967 and other current assets in the amount of $98,217. As of December 31, 2021, we had current liabilities of $744,820. Our accumulated deficit as of December 31, 2021 was $8,385,496.

As no revenues are generated from our current operations, we will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Unless we can attract additional investment, our operating as a going concern is in doubt.

We are now obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. In order to meet the needs to comply with the requirements of the Exchange Act, we will need investment of capital.

Management has determined that additional capital will be required in the form of an initial public offering. There is no assurance that management will be able to raise capital on terms acceptable to us, or at all.

If we are unable to obtain sufficient amounts of additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

As of September 30, 2022 and December 31, 2021, we had total current assets of $229,459 and $161,184, respectively, and total current liabilities of $2,894,927  and $744,820, respectively, resulting in a working capital deficit of $2,665,468 and $583,636, respectively.

Cash Flow

	Nine months ended 30 September,
	2022	2021	Change
Cash used in Operating Activities	$(1,363,863)	$(1,506,563)	$142,700
Cash used in Investing Activities	$(18,282)	$(72,349)	$54,067
Cash provided by Financing Activities	$1,181,636	$1,696,413	$(514,777)
Cash on Hand	$154,780	$257,549	$(102,769)

Operating Activities

During the nine months ended September 30, 2022, we used $1,363,863 by operating activities, compared to $1,506,564 during the nine months ended September 30, 2021. The reduction of cash used in operating activities was primarily due to an increase in net loss, which was offset by stock issued for services and finance incentives.

Investing Activities

During the nine months ended September 30, 2022, we used funds in investing activities of $18,282 to acquire additional intangible assets. During the nine months ended September 30, 2021, we used funds in investing activities of $72,349 to acquire property and equipment, as well as additional intangible assets.

Financing Activities

During the nine months ended September 30, 2022 we raised $1,302,197 as follows: $789,000 through the issuance of Series C Convertible Preferred Stock and associated warrants, $15,000 from loan payable, and $498,197 from loans from related parties. These proceeds were offset through payment of $20,026 dividends due related to our Series C Convertible Preferred Stock, repayment of $7,595   for vehicle financing, $15,000 from loan payable and repayment of $77,940 for loans received from a related party. For the nine months ended September 30, 2022, we had total cash outflows from financing activities of $120,561, resulting in net cash provided by financing activities of $1,181,636. By comparison, in the nine months ended September 30, 2021, we raised $2,007,578 from convertible notes offset by repayment of $8,097 for vehicle financing and $303,068 for loans received from a related party. For the nine months ended September 30, 2021, we had total cash outflows from financing activities of $311,165, resulting in net cash provided by financing activities of $1,696,413.

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

We believe our most critical accounting policies and estimates relate to the following:

•	Foreign Currency Translations
•	Intangible Assets
•	Long-lived Assets
•	Income Taxes
•	Stock-based Compensation
•	Common Stock Purchase Warrants and Derivative Financial Instruments
•	Convertible Financial Instruments
•	Fair Value of Financial Instruments

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements for the nine months ended September 30, 2022 and 2021 included herein.

Off Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information regarding this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period by this Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not sufficient to accomplish their objectives at the reasonable assurance level as of September 30, 2022.

Management’s Report of Internal Control over Financial Reporting

Our chief executive officer and our interim chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of our internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control — Integrated Framework, our management concluded that, as of September 30, 2022 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

•

We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

•	We have limited written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

•	We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Management is committed to improving its internal controls when we have adequate resources to do so, we will add a full-time chief financial officer and appoint outside directors and establish an audit committee. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are averse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Registration Statement on Form S-1 (File No. 333-267373) initially filed on September 9, 2022 and the amendments thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

In the nine months ended September 30, 2022, the Company issued the following unregistered securities, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder:

•	8,400,000 shares for the 2022 Incentive Scheme award deferred compensation valued at $2,259,600.
•	147,960 shares for Executive Board Chair services valued at $75,460. The issuance was exempt under Section 4(a)(2) of the Securities Act.
•	7,760,847 shares for Investor Relations and Consulting services valued at $2,023,061. The issuance was exempt under Section 4(a)(2) of the Securities Act.
•	793,039 shares as commitment shares under the Equity Financing Agreement valued at $379,814. The issuance was exempt under Section 4(a)(2) of the Securities Act.
•	345,220 shares as compensation for loan waiver under Series C Preferred Stock share purchase agreement valued at $71,703. The issuance was exempt under Section 4(a)(2) of the Securities Act.
•	903 shares of Series C Preferred Stock and 75% warrant coverage in connection with Securities Purchase Agreements with GHS and Proactive

Subsequent to the reporting period, the Company issued 36,939 shares of Common Stock valued at $7,000 in connection with Investor Relation Services.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bubblr, Inc.

Date:	November 9, 2022

By:	/s/ Rik Willard
Rik Willard
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Virginia Mackin
Virginia Mackin
Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)

