Form 10-K
period 2022-12-31
Bubblr Inc.
filed 2023-03-29
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2022

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

(646) 814-7184
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.241 on such date is $20,666,086.

As of March 28, 2023, there were 155,738,983 shares   of the issuer’s common stock, par value $0.01, issued and outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K of Bubblr, Inc. (hereinafter the “Company,” “Bubblr,” “BBLR,” “we,” “us” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Important factors that may cause actual results to differ from projections include, for example:

•	our strategies, prospects, plans, expectations, forecasts or objectives;
•	our ability to achieve a marketable products and the costs and timing thereof;
•	acceptance of our products by our target market and our ability to compete in such market;
•	our ability to raise additional financing when needed and the terms and timing thereof;
•	our ability to expand, protect and maintain our intellectual property rights;
•	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements;
•	our analysis of the target market for our platform;
•	the impact of COVID-19 and other adverse public health developments on our operations and our industry;
•	regulatory developments in the United States and other countries;
•	our compliance with all applicable laws, rules and regulations, including those of the Securities and Exchange Commission, or SEC;
•	our plans to upgrade our Common Stock on the OTCQB and whether an active trading market for our Common Stock and Warrants will develop;
•	our ability to compete in the United States and internationally with larger and more substantial companies;
•	general economic, business, political and social conditions;
•	our reliance on and our ability to retain (and if necessary, timely recruit and replace) our officers, directors and key employees and their ability to timely and competently perform;
•	our ability to generate significant revenues and achieve profitability;
•	our ability to manage the growth of our business;
•	our commercialization of the platform and marketing capabilities and strategies;
•	our ability to expand, protect and maintain our intellectual property position;
•	the success of competing third-party platforms;
•	our ability to fully remediate our identified internal control material weaknesses;
•	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements;
•	the specific risk factors discussed under the heading “Risk Factors” set forth in this Annual Report;
•	various other matters, many of which are beyond our control.

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

PART I

ITEM 1. BUSINESS.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to “Bubblr,” the “Company,” “we,” “us,” and “our” refer to Bubblr, Inc. and its wholly-owned subsidiaries, including Bubblr Limited and Bubblr Holdings Limited, which are a non-trading company and IP holding company, respectively, both formed and existing in the United Kingdom.

Overview

Bubblr, Inc is a company founded on the principles of digital disruption, innovation and the emerging importance of ethical internet applications. We call this emergent global movement, the “Ethical Web.”

The 5 pillars of the Ethical Web are:

•	An internet that decentralizes profits;
•	An internet that consecrates citizens’ rights to privacy;
•	An internet that levels the playing field for businesses;
•	An internet that combats social and cultural division; and
•	An internet that is not corrupted by advertising.

Bubblr’s Mission

Our goal is to fix a broken internet model that currently suffers from the following failures:

1.	Systematic abuse of an individual’s personal data;

2.	Prohibitively expensive and complex businesses marketing channels for SMEs; and

3.	A lack of financial incentives to develop and sustain new internet economic models.

Bubblr brings a holistic approach to the above problems in a fundamentally unique way. Building on its patented alternative online search mechanism and engaging with the global digital developer community, we plan to build a new economic platform that we believe will be sustainable and fair to users, online businesses, and all online stakeholders. Our mission is twofold:

1)	Empower the developers of a new Internet in creating Ethical Technologies both through in-house Intellectual Property, and by providing advanced digital tools that enable developers and creators to build fair-forward solutions to build a new Ethical Internet Ecosystem on the Ethical Web, and

2)	Acquire/Commercialize/Invest in Ethical Web products and services developed on our global platform and/or with corporate partners.

Open-Code Ecosystem

Understanding that the Ethical Web concept is larger than any one entity, requiring various layers of technologies across multiple business sectors. We are building an Open-Code Platform (OCP) to engage and incentivize the world’s developers and engineers in our mission for a more equitable internet, at the DNA level.

With our own intellectual property at its core, we will endeavor to construct our OCP with economic incentives for the developer community in mind, incorporating a number of related digital tools that support the ethical development of new mobile applications that adhere to and reflect the highest standards of the Ethical Web.

We believe that our software as a service (SAAS) Open-Code Platform will allow the open-source community, companies and not-for-profit organizations to be able to build their own mobile applications using templates downloadable from a central code repository. We intend to focus on Low-Code and No-Code applications as much as possible to attract a larger pool of developers. As partners register with our platform, they are provisioned with online dashboards that allow them to utilize the SAAS platform fully and will have their own sandbox provisioned to test their apps.

Mobile-First

All of the consumer-based products subsequently developed by our registered partners are designed to deliver the presentation layer through mobile-first consumer experiences.

While we are a mobile-first company, we understand the need for flexibility in order to maximize market penetration. To this end, we plan to develop relationships with the new wave of security-first browsers such as Brave, TOR and others.

Monetization and Market-Making

We are developing our platform by concentrating on proven value methodologies designed to exponentially increase the adoption of our IP through the following four-tiered process:

1.	Research, Development and Commercialization. We are creating an Open-Code Initiative designed to evolve our IP (developed under patent) as well as that of our partners and future potential acquisitions. This should allow us to identify growth areas and expand ecosystems, platforms, and products within those areas, positioning us for commercialization opportunities across a wide range of business sectors.

2.	Licensing and SAAS. We plan to provide revenue opportunities through partnerships with selected start-ups and established corporations to further our reach and rapid development of platform applications. The SAAS platform will allow low volume, free community access. However, platform usage is metered, and those partners who start using the platform for larger volume will be obliged to pay an appropriate license fee.

3.	Venture Funding. We plan to license or otherwise provide our technology to selected start-ups, teams and developers, and fund early stage startups that develop promising applications arising from the platform. This should allow us to grow a multi-sector ecosystem and maximize reach and revenues through multiple streams.

Advanced Tools and Future Services

We have developed a data-driven conversations (DDC) capability that is in the process of being implemented into our platform and app technologies. This generic application can be used by developers with access to our toolkit and will allow Bubblr to build and alter conversation search dialogues to optimize searching for information and content.

Additionally, we are building complex AI and machine learning to optimize search results regarding relevance and salience for searching for critical information. Our plans include adding these algorithms to the Open-Code platform and development ecosystems and to our overall Software Development Kit (SDK).

The systems architecture to support these innovations continues to evolve and our plan is designed to evolve with it. Our belief is that a collection of technologies, geared to incentivize developed and create multiple revenue streams for Bubblr, is the perfect strategy to create exponential value for our company and significantly enhance our shareholders’ interests.

Intellectual Property

We have created a new search mechanism ‘AN INTERNET-BASED SEARCH MECHANISM’, which has been granted a patent in South Africa (2016/06947), New Zealand (725014), the United States of America (‘Utility Patent No. US 10977387), Canada (2962520), Australia (2015248619) and we have patents pending on the same processes in the European Union (15723990.6) and the United Kingdom (PCT/GB2015/051130), creating an alternative economic ecosystem to tackle the current broken model and better serve all main participant groups.

Bubblr has filed a sister patent to our approved INTERNET SEARCH MECHANISM. This patent entitled “Contextual Enveloping Via Dynamically Generated Hyperlinking.” (US Patent Application No. 17/980,298) will define an alternative mobile search system purely for information rather than goods and service, which our original patent covers. This new search mechanism is designed to change the way search is conducted for information and will bear little resemblance to the established search model.

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

Employees

As of March 28, 2023, we have 5 full-time employees. Our employees are not represented by any labor union.

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

Available Information

We make available, free of charge, on or through our website, at www.bubblr.com our Annual Report on Form 10-K, which includes our audited financial statements, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains these reports and other information at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

Risk Related to Covid 19

A novel strain of coronavirus (COVID-19) was first identified in December 2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in the markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the year ended December 31, 2022.

Most of the restrictions imposed by governments worldwide have now been relaxed. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities at the date of issuance of these financial statements.

If there is a re-occurrence of government restrictions due to a new Covid-19 outbreak that may cause many companies to experience disruptions in their operations and in markets served, there is a risk that these estimates may change, as new events occur, and additional information is obtained.

Risk Factors Related to the Financial Condition of the Company

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have continually operated at a loss with an accumulated deficit of $12,875,437 as of December 31, 2022. We have not generated significant revenues and are dependent upon obtaining financing to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing.

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

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	General economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;
•	The budgetary constraints of our customers; seasonality;
•	The success of our strategic growth initiatives;
•	Costs associated with the launching or integration of new or acquired businesses;
•	Timing of new product introductions by us, our partners and our competitors; product and service mix, availability, utilization and pricing;
•	The mix, by state and country, of our revenues, personnel and assets;
•	movements in interest rates or tax rates;
•	Changes in, and application of, accounting rules;
•	Changes in the regulations applicable to us;
•	Litigation matters.

As a result of these factors, we may not succeed in our business, and we could go out of business.

In the event that we are unable to successfully compete in the market to build a new Ethical Internet Ecosystem on an Ethical Web , we may not be able to achieve profitable operations.

We face substantial competition in what we’re looking to disrupt. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish brand recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competitors. However, we cannot assure you that our products will outperform competing products, or those competitors will not develop new products that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

•	Lower than projected revenues;
•	Price reductions and lower profit margins;
•	The inability to develop and maintain our products with features and usability sought by potential customers.

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

We hope to achieve revenues from our open-source partnerships. We cannot accurately predict, however, future growth rates or the size of the market for application in the United States, United Kingdom and other markets we engage in. Demand for our platform and IP may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our mobile application in the market depends on a number of factors, such as:

•	The cost, performance and appearance of our mobile application offered by our competitors;
•	Public perceptions regarding our mobile application and the effectiveness and value of it;
•	Customer satisfaction with our mobile application; and
•	Marketing efforts and publicity regarding the needs for application and the public demand for it.

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

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	Difficulties integrating personnel from acquired entities and other corporate cultures into our business;
•	Difficulties integrating information systems;
•	The potential loss of key employees of acquired companies;
•	The assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or
•	The diversion of management attention from existing operations

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

We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. A Patent on our Internet-Search Mechanism (“IBSM”) has been granted in the United States, Canada, Australia, New Zealand and South Africa. The patent is currently pending in the European Union and United Kingdom. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Investigating and defending these types of claims are expensive, even if the claims are without merit or do not ultimately result in liability and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

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

Risks Related with Management and Control Persons

We are dependent on the continued services of our interim Chief Executive Officer, Chair and Chief Financial Officer, and if we fail to keep them or fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Stephen Morris, our interim CEO and Chair, and David Chetwood our CFO, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

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

Our largest shareholder, officer and director and a related party, Stephen Morris, has substantial control over us and our policies and will be able to influence corporate matters.

Stephen Morris is our interim CEO, and Director of our company. Mr. Morris, whose interests may differ from other stockholders, is also our largest stockholder and has the ability to exercise significant control over us. He is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. Mr. Morris’ interests may not necessarily be in the best interests of the shareholders in general.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our Amended and Restated Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our Amended and Restated Bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

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

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock and/or the conversion of existing outstanding preferred stock into common stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized issuance of up 3,000,000,000 shares of common stock, par value $0.01 per share, and up to 25,000,000 shares of preferred stock, par value $0.001 per share, in the discretion of our Board.

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

We have recently terminated an application for our common stock and warrants to be listed on Nasdaq. We plan to revisit listing, if and when we are eligible, but we are currently attempting to upgrade from the OTC Pink tier of OTC Markets to the more sought after OTCQB tier of OTC Markets. Despite any effort, however, an active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Our stock price is subject to a number of factors, including:

•	Technological innovations or new products and services by us or our competitors;
•	Government regulation of our products and services;
•	The establishment of partnerships with other ethical web companies;
•	Intellectual property disputes;
•	Additions or departures of key personnel;
•	Sales of our common stock;
•	Our ability to integrate operations, technology, products and services;
•	Our ability to execute our business plan;
•	Operating results below or exceeding expectations
•	Whether we achieve profits or not;
•	Loss or addition of any strategic relationship;
•	Industry developments;
•	Economic and other external factors; and
•	Period-to-period fluctuations in our financial results

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

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the rules of the marketplace we area on, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer a “smaller reporting company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a smaller reporting company we are exempt from certain disclosure requirements, which could make our Common Stock less attractive to potential investors.

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

Anti-takeover provisions that may be in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

Our amended and restated articles of incorporation and amended and restated bylaws may contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock.

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

Foreign currency exchange rates may adversely affect our financial results.

Sales and purchases in currencies other than the United States dollar expose us to fluctuations in foreign currencies relative to the United States dollar and may adversely affect our financial results. Increased strength of the United States dollar increases the effective price of our products sold in United States dollars into other countries, which may require us to lower its prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the United States dollar could adversely affect the cost of materials, products and services we purchase from non-United States denominated locations. Sales and expenses of our non-United States businesses are also translated into United States dollars for SEC reporting purposes and the strengthening or weakening of the United States dollar could result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.

Current economic and political conditions make tax rules in any jurisdiction subject to significant change.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and ultimately various jurisdictions outside the U.S. where we intend to operate. We cannot predict the overall impact that changes or revisions to any such tax laws and regulations, whether in in the United States or in jurisdictions outside the United States, may have on our business. We may be subject to ongoing tax audits in various jurisdictions, and the tax authorities conducting such audits may disagree with certain taxation positions we have taken and assess additional taxes. Although we intend to regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax obligations, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material adverse effect on our financial condition and business operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own no property. We rent virtual space at 21 West 46th St, New York, NY 10036 and Westpoint, 4 Redheughs Rigg, South Gyle, Edinburgh, Lothian, EH12 9QD. The 12-month agreement for the New York property was signed in August 2021 for twelve months, thereafter on a monthly basis, at a monthly rate of $200. The 12-month agreement for the UK property was signed in June 2022 for twelve months, at a monthly rate of $100.

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

We have recently terminated an application for our common stock and warrants to be listed on Nasdaq. We plan to revisit listing, if and when we are eligible, but we are currently attempting to upgrade from the OTC Pink tier of OTC Markets to the more sought after OTCQB tier of OTC Markets. Despite any effort, however, an active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Holders

As of March 28, 2023 we had 155,738,983 shares of our common stock outstanding, and there were approximately 810 stockholders of record of our common stock. There were 903 shares of preferred stock outstanding as of the same date, which shares are held by two shareholders.

Common Stock

Our authorized common stock consists of 3,000,000,000 shares of common stock, par value $0.01 per share. As of March 28, 2023, there were 155,738,983 shares of our common stock issued and outstanding.

Preferred Stock

Our authorized preferred stock consists of 25,000,000 shares of preferred stock, par value $0.001 per share. As of March 28, 2023, there were 903 shares of our preferred stock issued and outstanding.

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

On September 6, 2022, we entered into an agreement with Bubblr Limited and Mr. Morris to add £52,088 ($60,000) to the principal of a loan in exchange for Mr. Morris canceling his Special 2019 Series A Preferred Stock, which has super voting rights. As of March 28, 2023, there are no outstanding shares of Special 2019 Series A Preferred Stock.

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

There are also Purchase Rights and Most Favored Nation Provisions.

As of March 28, 2023, there were 903 outstanding shares of Series C Convertible Preferred Stock outstanding.

Options and Warrants

On March 4, 2022, we issued warrants to purchase 941,599 shares of common stock at an exercise price of $0.3404 per share.

On March 9, 2022, we issued warrants to purchase 472,205 shares of common stock at an exercise price of $0.3404 per share.

On April 25 2022, we issued warrants to purchase 562,149 shares of common stock at an exercise price of $0.3505 per share.

On May 25 2022, we issued warrants to purchase 281,074 shares of common stock at an exercise price of $0.2170 per share.

On June 25 2022, we issued warrants to purchase 281,074 shares of common stock at an exercise price of $0.2236 per share.

A summary of activity during the year ended December 31, 2022 is as follows:

	Warrants Outstanding
	Number of	Weighted Average	Weighted Average Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2021	—	$—	—
Granted	2,358,101	0.32	4.27
Exercised	—	—	—
Forfeited/canceled	—	—	—
Outstanding, December 31, 2022	2,358,101	$0.32	4.27

Exercisable Warrants, December 31, 2022	2,538,101	$0.32	4.27

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2022:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Warrants	(in years)	Exercise Price	Shares	Exercise Price
941,599	4.18	0.34	941,599	0.34
472,205	4.19	0.34	472,205	0.34
562,149	4.32	0.35	562,149	0.35
281,074	4.40	0.22	281,074	0.22
281,074	4.48	0.22	281,074	0.22
2,538,101	4.27	0.32	5,538,101	0.32

As at December 31, 2022, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

Debt Securities

In January 2021 the Company commenced an offering for a convertible promissory note. The offering closed June 30, 2021. Funds raised during the six months ended June 30, 2021 was $2,112,150, less an original issuance discount of $104,572. The notes matured after eighteen (18) months from issue or on the following events:

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

In November 2021 the Company commenced an offering for a convertible promissory note. The offering closed November 30, 2021. Funds raised as of November 30, 2021 was $175,630. The notes matured after eighteen (18) months from issue or on the following events:

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

On September 1, 2022, the note holders of the convertible promissory notes issued June 30, 2021 and November 30, 2021 passed, by a majority an amendment to Section 6 of the notes. After the amendment, Section 6 of each of the notes read as follows:

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

On December 15, 2022, the note holders of the convertible promissory notes issued June 30, 2021 and November 30, 2021 passed, by a majority another amendment to Section 6 of the notes. After the amendment, Section 6 of each of the notes now read as follows:

Voluntary Conversion. Investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company at the conversion price of $0.50 per share (the “Conversion Price”). A notice of Conversion is included as Exhibit “A.” If the Company shall at any time or from time to time after issuance of this Note, effect a stock split of the outstanding common stock, the applicable Conversion Price in effect immediately prior to the stock split shall be proportionately decreased. If the Company shall at any time or from time to time after the issuance of this Note, combine the outstanding shares of common stock, the applicable Conversion Price in effect immediately prior to the combination shall be proportionately increased. Any adjustments under this Section 6 shall be effective at the close of business on the date the stock split or combination occurs.”

On December 15, 2022, the note holders of the convertible promissory note issued June 30, 2021 and November 30, 2021 issued to the Company their request to convert the promissory notes held, plus any accrued interest to common shares. As a result, the Company issued 4,076, 096 common shares for total note and interest conversion of $2,353,048.

Dividends

The Company has not declared any   cash dividends on Common Stock since inception and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors.

Notwithstanding the foregoing, so long as any Series C Convertible Preferred Stock shall remain outstanding, the Company shall not pay or declare any dividend unless each holder of Series C Convertible Preferred Stock shall be entitled to receive, dividends on shares of Preferred Stock equal to (on an as-if-converted-to- Common-Stock basis) and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

The Company is required to pay a dividend of eight percent (8%) per annum on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. Dividend shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends.

Equity Compensation Plans

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

If the participant is terminated, the participant will forfeit non-vested Restricted Stock Units (“RSUs”) awarded to date.

During the year ended December 31, 2022, the Company issued pursuant to the 2022 Equity Incentive Plan, a total of 8,400,000 RSUs to two Company executives pursuant to their employment agreements. 4,200,000 shares of performance-based stock compensation were scheduled to vest on each of June 1, 2023 and June 1, 2024, respectively. The Company had elected to treat the award as a single award of 8,400,000 shares that vests ratably over the vesting period.

The RSUs were valued at $2,259,600, based on the market price of the Company’s common stock on the respective dates of the agreements, which was $0.269 per share, and were to be recognized as compensation expense over their two-year vesting period on a straight-line basis. During year ended December 31, 2022, the Company recorded stock-based compensation of $659,052 and had unrecognized stock compensation of $1,600,548 as of December 31, 2022.

The award of 8,400,000 RSUs was forfeited by the executives upon their termination of employment on January 31, 2023, on which date the remaining unrecognized stock compensation of $1,600,548 was expensed in full.

Recent Sales of Unregistered Securities

In the two years preceding the filing of this annual report, we have issued and sold the following securities that were not registered under the Securities Act of 1933, as amended:

On September 9, 2020, we issued 4,573,897 shares of common stock in connection with the acquisition of Bubblr Limited.

On January 18, 2021, we issued 2,651 shares of common stock in conversion of the Series B Preferred Stock.

On January 31, 2021, we issued 306,120 shares of common stock for services.

On January 31, 2021, we issued 24,000 shares of common stock for Investor Relation services.

On May 3, 2021, we issued 7,000,000 shares of common stock for the settlement of debt.

On June 28 2021, we issued 204,080 shares of common stock for services.

On October 11, 2021, we issued 51,020 shares of common stock to Neeta Shah, as per her consulting agreement October 1, 2021.

On October 11, 2021, we issued 33,000 shares of common stock for Investor Relation services, as per the contract signed July 1, 2021.

On February 2, 2022 we issued 103,000 shares of common stock for an Equity incentive to White Lion Capital LLC.

On February 23, 2022, we issued 147,960 shares of common stock for Services.

On March 4, 2022 we issued 587,039 shares of common stock for an Equity incentive to GHS Investments, LLC.

On March 17, 2022, we issued 19,250 shares of common stock for Investor Relation services, as per the contract signed July 1, 2021.

On March 22, 2022 we issued 103,000 shares of common stock in connection with a Termination and Release Agreement that terminated the Common Stock Purchase Agreement and Registration Rights Agreement with White Lion Capital LLC.

In March of 2022, we issued 503 shares of Series C Convertible Preferred Stock.

On April 21, 2022, we issued 200 shares of Series C Convertible Preferred Stock.

On May 1, 2022, we issued 21,807 shares of common stock for Investor Relation services, as per the contract signed March 25, 2021.

On May 25, 2022 we issued 100 shares of Series C Convertible Preferred Stock.

On June 24, 2022, we issued 26,022 shares of common stock for Investor Relation services, as per the contract signed March 25, 2021.

On June 24, 2022, we issued 7,597,244 shares of common stock in connection with Consultancy as per the contract signed 15 June 2019.

On June 24, 2022 we issued 100 shares of Series C Convertible Preferred Stock.

On July 29, 2022, we issued 29,045 shares of common stock for Investor Relation services, as per the contract signed March 25, 2021

On August 23, 2022, we issued 33,333 shares of common stock for Investor Relation services, as per the contract signed March 25, 2021

On September 2, 2022, we issued 345,220 shares of common stock as compensation 345,220 shares as compensation for loan waiver under Series C Convertible Preferred Stock share purchase agreement.

On September 2, 2022, we issued 34,146 shares of common stock for Investor Relation services, as per the contract signed March 25, 2021

On October 20, 2022, we issued 36,939 shares of common stock for Investor Relation services, as per the contract signed March 25, 2021

On November 28, 2022, we issued 175,000 shares of common stock for Investor Relation services, as per the contract signed March 25, 2021

On December 15, 2022, we issued 4,706,096 shares of common stock as per the voluntary conversion of promissory notes issued June 30, 2021 and November 5, 2021

On December 21, 2022, we issued 166,799 shares of common stock as payment of dividend of Series C Convertible Preferred Stock, declared September 30, 2022

On December 21, 2022, we issued 41,322 shares of common  stock for Investor Relation services, as per the contract signed March 25, 2022

On January 23, 2023 we issued 58,091 shares of common stock for Investor Relation services, as per the contract signed March 25, 2022

On February 24, 2023 46,574 shares of common stock valued at $7,000 were issued to a consultant for investor relation services, as per the contract signed March 25, 2022

On February 24, 2023 we issued 1,000,000 shares of common stock for Investor Relation services, as per the contract signed February 14, 2023

On February 24, 2023 we issued 325,000 shares of common stock for Investor Relation services, as per the contract signed February 23, 2023

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

Results of Operation for Years Ended December 31, 2022 and 2021

Revenues

We did not achieve revenues from our current operations for the year ended December 31, 2022 or 2021. We will not achieve revenues unless we are able to market, support and deliver our product and service offerings. There can be no assurances that we will achieve revenues despite our efforts.

Operating Expenses

Our operations for the year ended December 31, 2022 and 2021 are outlined below:

		Year Ended December 31,
		2022	2021	Change	%
General and administrative		$65,551	$126,399	$(60,848)	(48)%
Professional Fees		$2,879,759	$2,069,876	$809,883	39%
Market and regulation costs		$198,455	$170,441	$28,014	16%
Compensation		$671,224	$612,735	$58,489	10%
Amortization and depreciation		$387,302	$379,887	$7,415	2%
Research and development		$94,645	$302,808	(208,163)	(69)%
	Total	$4,296,936	$3,662,146	$634,790	17%

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

Professional fees

 Professional fees consist of cost in relation to legal, accounting, marketing matters as well as the costs of consultants for our executive and advisory board.

The increase in consultancy costs from 2021 to 2022 is mainly due to the issuance of common stock for consultancy work, and legal fees associated with increased reporting requirements with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company’s S-1 filings and application for up-listing to the NASDAQ, as well as of costs regarding the executive board and the recognition of earned stock-based awards under the 2022 incentive plan.

Market and regulation expenses

Market and regulation costs are cost incurred specifically in relation to fees and expenses for investor relations, our transfer agent, compliance consultancy and/or market public relations firm.

The increase in costs from 2021 to 2022 is the result of increase in investor relations and market application fee costs as the Company pursues in stated objective of increasing market awareness and progressing with an application for up-listing.

Compensation

Compensation costs are costs incurred by the company in relation to its employees and includes salaries, health insurance, pension costs, training, and any taxes due on employment.

The increase in costs from 2021 to 2022 was due to the increase of costs regarding the recognition of earned stock-based awards under the 2022 incentive plan offset by savings in salaries and general employment costs from 2021 and 2022 as the Company reduced its UK employees and engaged specialist consultants on an “as needed” basis.

Amortization and depreciation

The significant portion of the costs recorded by the Company in regards amortization and depreciation are from the amortization of patents and intellectual property. The majority of patents and intellectual property are held in the UK subsidiary, Bubblr Ltd.

Increase in costs from 2021 to 2022 are due to the additional amortization applied to intellectual property added in Q4 2021 and patents costs of patents granted in 2021 for our patent entitled “Internet-Search Mechanism” patent, being offset by the adverse effects of foreign currency fluctuation on the value of the Great British Pound which has fallen significantly against the United States Dollar in the 12 months to December 31, 2022.

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

 Other Income (Expenses)

Our other income for the year ended December 31, 2022 and 2021 are outlined below:

		Year Ended December 31,
		2022	2021	Change	%
Interest income		$1,553	$1,554	$(1)	— %
Other income		$142,212	$75,263	$66,949	89%
Gain on settlement of debt		$—	$5,000	$(5,000)	— %
Interest expense		$(575,777)	$(65,316)	$(510,461)	782%
Gain on change in fair value of warrant derivative liability		$494,753	$—	$494,753	— %
Foreign currency transaction loss		$(191,454)	$(47,842)	$(143,612)	300%
	Total	$(128,713)	$(31,341)	$(497,372)	311%

Interest Income

The Company earns interest income on its cash reserves and on advances receivable. Any gain on interest from the advances receivable was offset in part by the decrease in interest income from the Company’s cash, which decreased during the year.

As of December 31, 2022 and 2021, interest income was received on the following sources:

		Year Ended December 31,
		2022	2021	Change	%
Advances receivable		$1,473	$1,407	$66	5%
Cash		$80	$147	$(67)	(46)%
	Total	$1,553	$1,554	$(1)	- %

As of December 31, 2022 and 2021, advances receivable consisted of the following:

	December 31,
	2022	2021
Advance receivable -G	$58,606	$54,529
Advance receivable -J	21,643	21,643
Repayment received	(1,231)	—
Interest due	1,891	4,079
Assignment of receivables	(71,540)	—
Effects of currency translation	(9,369)	—
Total advances receivable	$—	$80,251

The advance labelled Advance principal receivable-G carried an interest rate of 3%. The advance principal labelled Advance receivable -J is non-interest bearing. Repayment of $1,231 and $0 was received from G in the nine months to September 30, 2022 and 2021

On December 20, 2022, Advances receivable of $71,540 were assigned to our founder, who now bears all risks and rewards of collection. The assignment corresponded with a reduction in the amount due by the same amount.

 Interest Expense

Interest expense consists mainly of interest the Company has to pay on its borrowings and on vehicle financing  held by the Company. In November 2019 the Company entered into a financing arrangement with Alphera Financial Services with which the Company purchased a vehicle. The term of this loan is 5 years and annual interest rate is 6.90%.

The principal amounts outstanding for the Company’s borrowings as of December 31, 2022 and December 31, 2021 are as follows:

		December 31,
		2022	2021	Change	%
Vehicle Financing		$22,452	$35,918	$(12,957)	(36)%
Convertible Notes, net		$—	$2,218,066	$(2,218,066)	-
Loans Payable - Related Party		$917,461	$509,339	$408,122	80%
	Total	$939,913	$2,763,323	$(1,823,410)	(66)%

 The decrease in interest expense during the year ended December 31, 2022 as compared to 2021 is due to the Company’s converting its convertible notes issued in 2021. On December 15, 2022 noteholders approved a second amendment to the convertible notes for the conversion price to be reduced to $0.50 from $1.15 and immediately elected to voluntarily request for their notes to be converted to common shares at a conversion rate of $0.50c, as a result the company issued 4,706,096 shares of common shares.

Funds raised via the issuance of convertible notes as of December 15, 2022 was $2,287,780 of which $2,112,150 was issued in June 2021, is less an original issuance discount of $104,572 which was amortized over the length of the note to maturity of 18 months and $175,630 issued in November 30, 2021. The Company received a loan from a minority shareholder of $19,709 in February 2022 that bears interest at a rate of 20% per annum and is due for repayment before February 15, 2023.   We borrowed a further $501,049 from our founder in Q4 2022. The loan is due for repayment in 3 years and is non-interest bearing. The remaining loan of $374,018 is non-interest bearing and is due for repayment on demand where the maturity date is the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) May 23, 2024. On September 6, 2023 the loan principal was increased by $60,000 in exchange for Mr. Morris cancelling his Special 2019 Series A Preferred Stock, which has super voting rights. On December 20, 2022, the sum of $71,540 was deducted from the loan principal as a result of the assignment of Advance receivables of $71,540 to our founder.

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

The Company analyzed the warrants issued during 2022 in connection with the Series C Convertible Preferred Stock for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

For the year ended December 31, 2022, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Year Ended
December 31, 2022
Expected term	2.09 - 2.50 years
Expected average volatility	177 - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 4.73%

The following table summarizes the changes in the warrant liabilities during the period ended December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2021	$—

Addition of new warrant liabilities	721,275
Day-one loss	(28,043)
Change in fair value of warrant liability	(494,753)
Warrant liability as of December 31, 2022	$198,479

The market price of the common stock has decreased from the initial award of warrants in the period ending March 31, 2022. If the warrants were exercised at December 31, 2022 at their respective exercise price determined at issue, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.1205 per share, the fair value market price of the common stock at December 31, 2022.

Net Loss

We finished the year ended December 31, 2022 with a net loss of $4,425,649 as compared to a loss of $3,693,487 during the year ended December 31, 2021.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of December 31, 2022 and 2021, respectively.

	December 31,
	2022	2021	Change	%
Current Assets	$42,417	$161,184	$(118,767)	(74)%
Current Liabilities	$595,856	$744,820	$(148,964)	(20)%
Working Capital Deficit	$(553,439)	$(583,636)	$30,197	(5)%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2022, we had $32,533 in the bank, other receivables of $9,884 and advances receivable of $0 as compared to cash of $62,967, other receivables of $17,966, and advances receivable of $80,251 as of December 31, 2021.

During the last two years, and the beginning of this year, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms. During the year ended December 31, 2022, we reported a loss from operations of $4,296,936.

As of December 31, 2022, we had assets of cash in the amount of $32,533 and other current assets in the amount of $9,884. As of December 31, 2022, we had current liabilities of $595,856 and a $553,439 working capital deficit. Our accumulated deficit as of December 31, 2022 was $12,875,437.

As of December 31, 2021, we had assets of cash in the amount of $62,967 and other current assets in the amount of $98,217. As of December 31, 2021, we had current liabilities of $744,820 and a $583,363 working capital deficit. Our accumulated deficit as of December 31, 2021 was $8,385,496.

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

Management has determined that additional capital will be required. There is no assurance that management will be able to raise capital on terms acceptable to us, or at all.

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

Cash Flow

	Year ended 31 December,
	2022	2021	Change
Cash used in Operating Activities	$(1,169,701)	$(1,577,936)	$408,235
Cash used in Investing Activities	$(237,666)	$(441,493)	$203,827
Cash provided by Financing Activities	$1,196,849	$1,950,510	$(753,661)
Cash on Hand	$32,533	$62,967	$(30,434)

Operating Activities

During the year ended December 31, 2022, we used $1,169,701 in operating activities, compared to $1,577,936 during the year ended December 31, 2021. The reduction of cash used in operating activities was primarily due to an increase in professional, market and regulation fees and compensation, which was offset by non-cash adjustments.

Investing Activities

During the year ended December 31, 2022, we used funds in investing activities of $237,666 to acquire additional intangible assets. During the year ended December 31, 2021, we used funds in investing activities of $441,493 to acquire property and equipment, as well as additional intangible assets. The decrease in funds used in investing activities was primarily because of the reduction in qualifying in-house research and development effort due to the reduction in research and development staff in the year.

Financing Activities

During the year ended December 31, 2022 we raised $1,196,849 as follows: $789,000 through the issuance of Series C Convertible Preferred Stock and associated warrants, $15,000 from loan payable, and $520,758 from loans from related parties. These proceeds were offset through payment of $20,026 dividends due related to our Series C Convertible Preferred Stock, repayment of $9,943   for vehicle financing, $20,000 from loan payable and repayment of $77,940 for  loans received from a related party. For the year ended December 31, 2022, we had total cash outflows from financing activities of $127,909, resulting in net cash provided by financing activities of $1,169,849. By comparison, in the year ended December 31, 2021, we raised $2,183,208 from convertible notes offset by repayment of $10,792 for vehicle financing and $303,068 for loans received from a related party. For the year ended December 31, 2021, we had total cash outflows from financing activities of $313,860, resulting in net cash provided by financing activities of $1,950,510.

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

GHS Investments LLC

On March 4, 2022, we entered a Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments LLC (“GHS”), whereby GHS agreed to purchase, in tranches, up to $700,000 of the Company’s Series C Convertible Preferred Stock in exchange for 700 shares of Series C Convertible Preferred Stock. The first tranche, issued promptly upon execution of the GHS Securities Purchase Agreement, was for the purchase of 300 shares of Series C Convertible Preferred Stock for $300,000. The Company issued to GHS commitment shares of 35 shares of Series C Convertible Preferred Stock and a warrant (the “GHS Warrant”) to purchase 75% of the number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock (the “GHS Warrant Shares”). The Company has agreed to register the shares of Common Stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the GHS Warrant Shares. GHS delivered gross proceeds of $266,000 to the Company (excluding legal fees and a transaction fee charged by Spartan Capital).

On March 4, 2022, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS. Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to Fifteen Million ($15,000,000) upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission.

The Company agreed to issue 587,039 shares of Common Stock to GHS in consideration for entering into the Equity Finance Agreement valued at $234,522.

On April 24, 2022 the Company issued the second tranche of 200 shares of Series C Convertible Preferred Stock and 562,149 warrant shares in accordance with the GHS Securities Purchase Agreement. GHS delivered gross proceeds of $184,000 to the Company (excluding legal fees and a transaction fee charged by Spartan Capital).

On May 25, 2022 the Company issued the third tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares in accordance with the GHS Securities Purchase Agreement. GHS delivered gross proceeds of $92,000 to the Company (excluding legal fees and a transaction fee charged by Spartan Capital).

On June 24, 2022 the Company issued the fourth tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares in accordance with the Securities Purchase Agreement. GHS delivered gross proceeds of $92,000 to the Company (excluding legal fees and a transaction fee charged by Spartan Capital).

Proactive Capital Group

 On March 9, 2022, the Company entered a Securities Purchase Agreement with Proactive Capital Partners LP (“Proactive”), whereby Proactive agreed to purchase 160 shares of Series C Convertible Preferred Stock.

The Company agreed to issue Proactive commitment shares of 8 shares of Series C Convertible Preferred Stock and 472,205 warrant shares (the “Warrant”). Warrant shares represent 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “Warrant Shares”). The Company agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the Warrant Shares.

On March 9, 2022, the Company issued 168 shares of Series C Convertible Preferred stock to Proactive Capital Partners LP as per the Securities Purchase Agreement. Proactive delivered gross proceeds of $155,000 to the Company (excluded were legal fees).

Stephen Morris (Founder)

The Company has 2 separate loans from our founder, Stephen Morris, with a balance of $899,309 and $428,177 at December 31, 2022 and 2021, respectively.

Loan 1.

On May 23, 2022, the Company entered an amendment to the Loan Agreement between Bubblr Limited and Mr. Morris to change the loan from a demand loan to have maturity date on the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) two years from the date of the amendment.

In addition, on a date no later than five (5) business days from the completion of bridge financing of no less than $1.5 million USD the Company shall pay to Mr. Morris an amount equal to £115,000 GBP as an instalment payment on the principal of the Loan, and the balance of the principal of the Loan shall be paid at the Maturity Date.

On September 6, 2022, the Company entered into a second amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to add $60,000 (£52,088) to the principal of the loan in exchange for Mr. Morris cancelling his Special 2019 Series A Preferred Stock, which has super voting rights.

On December 20, 2022, the Company entered into a third amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to reduce the outstanding principal amount of the loan by $71,540 (£59,543) in exchange for the Company assigning advances receivables of $71,540 (£59,543) whereon Mr. Morris is entitled to amounts received pursuant to such receivables and will bear the risk of non-payment with respect to such receivables. After this assignment, the Company will have no right to receive any amounts collected with respect to such receivables and will have no liability for non-payment of the receivables or any costs of collections.

Loan 2.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible and is due upon maturity, which is 3 years after the date of the agreement.

The Company received $501,049 and $0 proceeds and made repayments of $0 and $0 during the years ended December 31, 2022 and 2021. The loan principal due was decreased by $11,540 and $66,000 during the year ended December 31, 2022 and 2021, respectively, in regards the sale of the Special 2019 Series A Preferred Stock to Mr. Morris in 2021, and the Company’s subsequent repurchase and cancellation of preferred stock and the assignment of debt during 2022.

Minority Shareholder

On February 18, 2022 the Company entered into a Loan Agreement with minority shareholder for $19,709. The loan was for twelve months and bore interest at a rate of 20% per annum. The Principal of $19,709 and interest of $2,396 was repaid February 18, 2023.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included herein.

Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to  F-29 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 17, 2023, we dismissed Pinnacle Accountancy Group of Utah, a DBA of the PCAOB-registered firm Heaton & Company, PLLC (the “Former Accountant”) as our independent registered public accounting firm and we engaged BF Borgers CPA PC (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors.

We filed a Form 8-K on March 17, 2023 with the Securities and Exchange Commission regarding the change in our independent accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15€, promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our interim CEO who acts as our principal executive officer and our CFO who acts as our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management, including our interim CEO who acts as our principal executive officer and our FO who acts as our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective.

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

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have an interim chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our interim CEO who acts as our principal executive officer and our CFO who acts as our principal financial officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

        Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Stephen Morris	67	Interim Chief Executive Officer and Chair

David Chetwood	61	Chief Financial Officer

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

On May 30, 2022, Mr. Stephen Morris resigned as a member of the board of directors.

On January 25, 2023 Mr. Stephen Morris was appointed to the Board of Directors and Chief Platform Officer.

On February 2, 2023 Mr. Stephen Morris was appointed as interim Chief Executive Officer.

On February 12, 2023 Mr. Stephen Morris was appointed as Chair of our Board of Directors.

Mr. Morris is qualified to serve on our Board of Directors because of his experience and expertise as the creator of the Bubblr concept and Ethos and the founder of Bubblr Ltd in 2014, a wholly owned subsidiary of Bubblr Inc.

David Chetwood

Prior to Joining Bubblr on February 10, 2023 Mr. Chetwood was retired. From 2004 to 2016, Mr. Chetwood worked for over twelve years at Westmont Industries Group in California as CFO Secretary.

        Aside from that provided above, Mr. Chetwood does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Business Conduct is available on our website at www.bubblr.com. Our Nominating and Governance Committee is responsible for overseeing the Code of Conduct, and our board of directors must approve any waivers of the Code of Conduct. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Conduct.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2022 and 2021.

Name and principal	Year	Salary ($)		Stock	Option	All Other	Total
Position			Bonus	Awards	Awards	Compensation	($)
			($)	($)	($)	($) (1)(2)
Rik Willard(1)	2021	41,250	Nil	418,364	Nil	Nil	459,614
CEO and Director	2022	120,750	Nil	423,676	Nil	Nil	544,426
Steven Saunders(2)	2021	134,116	Nil	Nil	Nil	Nil	134,116
CCO and Director	2022	257,567	Nil	235,376	Nil	Nil	492,943
Stephen Morris(3)	2021	122,537	Nil	Nil	Nil	Nil	122,537
CTO and Director	2022	122,643	Nil	Nil	Nil	Nil	122,643
Neeta Shah	2021	22,500	Nil	110,713	Nil	Nil	133,213
CFO	2022	15,000	Nil	Nil	Nil	Nil	15,000

(1)	On January 23, 2023, the Company entered into a Separation Agreement with Mr. Willard.
(2)	On January 23, 2023, the Company entered into a Separation Agreement with Mr. Saunders.
(3)	Mr. Morris resigned as a Director on May 30, 2022. This allowed Mr. Morris to concentrate all of his abilities on the creation of the ethical web platform. On January 25, 2023, Mr. Morris was appointed to the Board of Directors. On February 2, 2023, Mr. Morris was appointed interim Chief Executive Officer. On February 10, 2023, Mr. Morris was appointed Chairperson of the Board of Directors.

Management Compensation

The Company entered into an employment agreement with Stephen Morris, our Founder and Chief Technology Officer, the term is three years commencing July 1, 2021. Mr. Morris is to receive cash compensation of $144,000 annually. This compensation will be increased to $180,000 annually if $5,000,000 debt or equity funding has been received.

The Company entered into an employment agreement with David Chetwood, our Chief Financial Officer, Mr. Chetwood is to receive cash compensation of $180,000 annually. This compensation will be increased to $360,000 annually if $5,000,000 debt or equity funding has been received. After the initial period Mr. Chetwood is entitled to receive 102,540 shares of common stock and will be eligible to participate in out 2022 Incentive Plan.

On January 31, 2023, we entered into Separation Agreements with Steven Saunders, our then-Chief Commercial Officer, and Rik Willard, our then-Chief Executive Officer, regarding the terms and conditions of their departures from our company.

Pursuant to the provisions of the Separation Agreement with Mr. Saunders and in consideration for a complete release of claims, we agreed as follows:

  As of the date of the Separation Agreement, Mr. Saunders is no longer an officer or director of our company and all prior agreements with Mr. Saunders, including his employment agreement, are terminated in their entirety;
  We agreed to pay a lump sum of $24,000 by February 20, 2023;
  We agreed to pay $73,500 in installments monthly over a period of six months; and
  We agreed to make a final payment of $18,000 due by August 31, 2023.

In addition, Mr Saunders forfeited 3,000,000 non-vested Restricted Stock Units awarded May 31, 2022, under the 2022 Equity Incentive Plan.

Pursuant to the provisions of the Separation Agreement with Mr. Willard and in consideration for a complete release of claims, we agreed as follows:

  As of the date of the Separation Agreement, Mr. Willard is no longer an officer or director of our company and all prior agreements with Mr. Willard, including his employment agreement, are terminated in their entirety;
  We agreed to pay a lump sum of $12,801 by February 20, 2023;
  We agreed to pay $75,806 in installments monthly over a period of six months from February 28, 2023 and continuing until July 31, 2023;
  We agreed to pay $4,806 in installments monthly over a period of six months from August 31, 2023 and continuing until January, 31, 2024;
  We agreed to make a final payment of $18,000 due by September 30, 2024; and
  Our shareholder, Stephen Morris, has agreed to transfer to Mr. Willard 1,750,000 shares of his common stock.

In addition Mr. Willard forfeited 5,400,000 non-vested Restricted Stock Units awarded May 31, 2022, under the 2022 Equity Incentive Plan.

In 2021 the Company entered into a consulting contract employment agreement with Neeta Shah to act as the Chief Financial Officer of the Company. Mrs. Shah was to receive monthly cash compensation of $7,500 until at least $5,000,000 funding had been received through debt or equity funding, whereas Mrs. Shah would have become a full-time employee on a monthly cash compensation of $15,000. Mrs. Shah was also granted a signing bonus of 102,040 restricted shares, of which 51,020 were issued in October 2021. Ms. Shah was dismissed on January 29, 2022 with one month’s severance of $7,500.

Equity incentive Plan

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) and, unless earlier terminated, will continue until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) restricted stock units, stock appreciation rights (“SARs”) and other equity-based awards to directors, officers, consultants, attorneys, advisors and employees. The purpose of the 2022 Equity Incentive Plan is to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is largely dependent.

If the employee is terminated for cause or leaves employment before Restricted Stock Units (“RSUs”) have vested, the employee will forfeit the Restricted Stock Units awarded to date.

During the year ended December 31, 2022, the Company issued pursuant to the 2022 Equity Incentive Plan, a total of 8,400,000 RSUs to two Company executives as pursuant to their employment agreements.

The RSUs were valued at $2,259,600, based on the market price of the Company’s common stock on the respective dates of the agreements, which was $0.269 per share, and were to be recognized as compensation expense over their two-year vesting period on a straight-line basis. 4,200,000 shares of performance-based stock compensation were scheduled to vest on each of June 1, 2023 and June 1, 2024, respectively. The Company had elected to treat the award as a single award of 8,400,000 shares that vests ratably over the vesting period.

During the year ended December 31, 2022, the Company recorded $659,052 in stock compensation, resulting in $1,600,548 in unrecognized compensation at December 31, 2022. The remaining unvested award was scheduled to vest $1,129,800 and $470,748 during the years ended December 31, 2023 and 2024, respectively.

 The award of 8,400,000 RSUs was forfeited by two Company executives on January 31, 2023 as a result of leaving the Company’s employ before any portion of the award was vested. On that same date, the remaining $1,600,548 of unrecognized stock compensation was expensed in full.

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

Health Insurance costs were reimbursed to Steven Saunders and Rik Willard

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as March 28, 2023, certain information as to shares of our voting stock  owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Stephen Morris	49,808,693	31.98%
David Chetwood	4,035,000	2.59%
All Directors and Executive Officers as a Group (2 persons)	53,843,693	34.57%

5% Holders	Common Stock
	Number of Shares Owned (1)	Percent of Class (2)
Stephen Morris	49,808,693	31.98%
All 5% Holders as a Group (1 persons)	49,808,693	31.98%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 155,738,983 voting shares as of March 28, 2023 .

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

We have two loans from Stephen Morris, our Founder, totaling $899,309.

The first loan of $374,018 at December 31, 2021 (December 31, 2021: $428,177).

On May 23, 2022, the Company entered an amendment to the Loan Agreement between Bubblr Limited and Mr. Morris to change the loan from a demand loan to have maturity date on the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) two years from the date of the amendment.

In addition, on a date no later than five (5) business days from the completion of bridge financing of no less than $1.5 million the Company shall pay to Mr. Morris an amount equal to £115,000 GBP as an instalment payment on the principal of the Loan, and the balance of the principal of the Loan shall be paid at the Maturity Date.

On September 6, 2022, the Company entered into a second amendment with Bubblr Limited and Mr. Morris to increase the principal amount of the loan by $60,000 (£52,088)in exchange for Mr. Morris cancelling his Special 2019 Series A Preferred Stock, which carried super voting rights.

On December 20, 2022, the Company entered into a third amendment with Bubblr Limited and Mr. Morris to reduce the outstanding principal amount of the loan by $71,540 (£59,543) in exchange for the Company assigning advances receivables of $71,540 (£59,543)whereon Mr. Morris is entitled to amounts received pursuant to such receivables and will bear the risk of non-payment with respect to such receivables. After this assignment, the Company will have no right to receive any amounts collected with respect to such receivables and will have no liability for non-payment of the receivables or any costs of collections.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£501,049) The Loan Agreement is unsecured, carries no interest, is non-convertible and is due upon maturity, which is 3 years after the date of the agreement.

On February 15, 2022 the Company received a loan from a minority shareholder for $19,709. The loan bears interest at a rate of 20% and is due for repayment before February 15, 2023.

During the year ended December 2021, the Company received one loan from a minority shareholder of $81,162. The loan is non-interest bearing and due was repaid on April 30, 2022

During the fourth quarter of 2020, the Company received two loans from minority shareholders totaling $297,006. The loan of $245,234 was non-interest bearing and due for repayment on January 31, 2021. The loan of $51,772 carried an original interest rate of 20% and was due for repayment on December 31, 2020. These loans were repaid in full during the year ended December 31, 2021.

Director Independence

The Board of Directors is currently composed of two   members. None of them qualify as independent  in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On March 17, 2023, our Board of Directors agreed to dismiss the Company’s independent registered public accounting firm, Pinnacle Accountancy Group of Utah, a DBA of the PCAOB-registered firm Heaton & Company, PLLC (the “Former Accountant”), effective as of March 17, 2023. Also on March 17, 2023, the Company engaged the accounting firm of BF Borgers CPA PC (the “New Accountant”) as the Company’s new independent registered public accounting firm. The Board approved of the dismissal of the Former Accountant and the engagement of the New Accountant. The following table sets forth the fees billed to our company for the years ended December 31, 2022 and 2021 for professional services rendered by our independent registered public accounting firms:

Fees	2021	2022
Audit Fees	$37,500	$50,000
Audit-Related Fees
Tax Fees
All Other Fees		3,750
Total	$37,500	$53,750

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2022 and 2021 fiscal years. The audit fee for our December 31, 2022 financial statements was $29,000. Of which $21,000 was incurred by our Former Accountant and $8,000 with our New Accountant.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2022 and 2021, no tax fees were billed or paid during those fiscal years.

All Other Fees

The Former Accountants reviewed all Form S-1’s prior to submission to the Securities and Exchange commission by the Company during the 2022 fiscal year.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bubblr, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bubblr, Inc. (the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

March 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bubblr Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bubblr Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations, such as commitments for repayments of accounts payable, accrued liabilities, loans payable, convertible notes payable, and related party loans (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their intent to meet the obligations through management of expenditures, implementation of planned business operations, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to implement its planned business operations or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s intent and ability to continue as a going concern as a critical audit matter. Management made judgments to assess the Company’s intent and ability to effectively implement its plans and provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining the Company’s intent and ability to effectively implement its plans include its ability to manage expenditures, access funding from the capital market, obtain debt financing, and successfully implement its planned business operations. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: evaluating the probability that the Company will be able to (i) access funding from the capital market; (ii) manage expenditures (iii) obtain debt financing, and (iv) implement its planned business operations.

Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2022

BUBBLR INC.
Consolidated Balance Sheets
December 31, 2022 and 2021

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$32,533	$62,967
Other receivables	9,884	17,966
Advances receivable	—	80,251
Total current assets	42,417	161,184

Non-current Assets:
Property and equipment, net	47,956	69,620
Intangible assets, net	1,325,995	1,627,010
Total non-current assets	1,373,951	1,696,630
TOTAL ASSETS	$1,416,368	$1,857,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$141,605	$200,666
Accrued liabilities	50,094	21,415
Loan payable, current portion	11,987	13,400
Loan payable - related party	392,170	509,339
Total current liabilities	595,856	744,820

Non-current Liabilities:
Convertible note payable - net of discount of $69,714	—	2,218,066
Loan payable, non-current portion	10,465	22,518
Loan payable – related party, non-current portion	525,291	—
Warrant derivative liability	198,479	—
Total non-current liabilities	734,235	2,240,584

Total Liabilities	1,330,091	2,985,404

Stockholders' Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 and 0 shares issued and outstanding at December 31, 2022 and 2021	1	—
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 154,309,318 and 140,186,096 shares issued and outstanding at December 31, 2022 and 2021	1,543,093	1,401,861
Additional paid-in capital	11,006,607	5,478,801
Accumulated deficit	(12,875,437)	(8,385,496)
Accumulated other comprehensive income	412,013	377,244
Total Stockholders' Equity (Deficit)	86,277	(1,127,590)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,416,368	$1,857,814

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2022 and 2021

	December 31,
	2022	2021
Operating Expenses
General and administrative	$65,551	$126,399
Professional fees	2,879,759	2,069,876
Market and regulation costs	198,455	170,441
Compensation	671,224	612,735
Amortization and depreciation	387,302	379,887
Research and development	94,645	302,808
Total operating expense	4,296,936	3,662,146

Operating loss	(4,296,936)	(3,662,146)

Other income (expense)
Other income	142,212	75,263
Interest income	1,553	1,554
Gain on debt settlement	—	5,000
Interest expense	(575,777)	(65,316)
Gain on change in fair value of warrant derivative liability	494,753	—
Foreign currency transaction loss	(191,454)	(47,842)
Total other income (expense)	(128,713)	(31,341)

Net loss before income tax	$(4,425,649)	$(3,693,487)
Provision for income tax	—	—
Net loss after income tax	$(4,425,649)	$(3,693,487)

Other comprehensive income (loss)
Foreign currency translation gain	34,769	23,151
Total other comprehensive income (loss)	34,769	23,151

Net comprehensive loss	$(4,390,880)	$(3,670,336)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	150,418,280	137,655,505

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2022 and 2021

	2019 Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance - December 31, 2020	—	$—	2	$—	—	$—	132,565,225	1,325,652	3,704,045	$(4,692,009)	$354,093	$(60,000)	$631,781

Issuance of common shares for conversion of Preferred B shares	—	—	(2)	—	—	—	2,651	27	5,973	—	—	—	6,000
Issuance of common shares for Services - Advisory Board	—	—	—	—	—	—	561,220	5,612	1,637,743	—	—	—	1,643,355
Issuance of common shares for services – Consulting	—	—	—	—	—	—	57,000	570	131,040	—	—	—	131,610
Issuance of Special 2019 Series A Preferred Stock to related party in satisfaction of debt	1	—	—	—	—	—	—	—	—	—	—	60,000	60,000
Issuance of common shares for debt conversion	—	—	—	—	—	—	4,500,000	45,000	—	—	—	—	45,000
Issuance of common shares for note conversion	—	—	—	—	—	—	2,500,000	25,000	—	—	—	—	25,000
Net loss	—	—	—	—	—	—	—	—	—	(3,693,487)	—	—	(3,693,487)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	23,151	—	23,151
Balance - December 31, 2021	1	$—	$—	$—	—	$—	140,186,096	1,401,861	5,478,801	$(8,385,496)	$377,244	$—	$(1,127,590)

Issuance of common shares for Services - -Executive Board	—	—	—	—	—	—	147,960	1,480	73,980	—	—	—	75,460
Issuance of common shares for Services – Consulting	—	—	—	—	—	—	7,874,108	78,741	1,965,320	—	—	—	2,044,061
Issuance of common shares for Equity Finance Agreement Incentive	—	—	—	—	—	—	793,039	7,930	371,884	—	—	—	379,814
Issuance of common shares for debt conversion	—	—	—	—	—	—	140,000	1,400	26,600	—	—	—	28,000
Issuance of common shares for loan waiver	—	—	—	—	—	—	345,220	3,452	68,251	—	—	—	71,703
Issuance of common shares for note conversion	—	—	—	—	—	—	4,706,096	47,061	2,305,987	—	—	—	2,353,048
Issuance of common shares for Series C Preferred Shares Dividend	—	—	—	—	—	—	116,799	1,168	20,965	—	—	—	22,133
Issuance of Series C Preferred Shares	—	—	—	—	903	1	—	—	95,767	—	—	—	95,768
Repurchase and cancellation of Special 2019 Series A Preferred Stock via issuance of related party note payable	(1)	—	—	—	—	—	—	—	(60,000)	—	—	—	(60,000)
Vesting of restricted stock units	—	—	—	—	—	—	—	—	659,052	—	—	—	659,052
Series C Preferred Shares Dividend	—	—	—	—	—	—	—	—	—	(64,292)	—	—	(64,292)
Net loss	—	—	—	—	—	—	—	—	—	(4,425,649)	—	—	(4,425,649)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	34,769	—	34,769
Balance -December 31, 2022	—	$—	$—	$—	903	$1	154,309,318	$1,543,093	$11,006,607	$(12,875,437)	$412,013	$—	$86,277

The accompanying notes are an integral part of these consolidated financial statements.

Bubblr Inc.
Consolidated Statements of Cashflows For the year ended December 31, 2022 and 2021

	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(4,425,649)	$(3,693,487)
Adjustments for:
Net loss to net cash used in operating activities:
Stock based compensation	2,119,521	1,774,965
Vesting of restricted stock units	659,052	—
Stock based finance incentive	451,517	—
Gain on settlement of debt	—	(5,000)
Gain on change in fair value of warrant derivative liability	(494,753)	—
Amortization of debt discount	69,714	34,858
Amortization of intangible asset	372,976	366,329
Depreciation	14,326	13,322
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	2,637	(4,772)
Increase (decrease) in accounts payable	8,727	(73,176)
Increase in accrued liabilities	52,231	9,025
Net cash used in operating activities	(1,169,701)	(1,577,936)

Cash flows from investing activities
Purchase of fixed assets	—	(18,630)
Proceeds from repayment of advances receivable	1,231	—
Purchase of intangible assets	(238,897)	(422,863)
Net cash used in investing activities	(237,666)	(441,493)

Cash flows from financing activities
Payment of dividends	(20,026)	—
Proceeds from loans payable	15,000	—
Repayment of loans payable	(29,943)	(10,792)
Proceeds from loans payable - related party	520,758	81,162
Repayment of loans payable - related party	(77,940)	(303,068)
Net proceeds from issuance of Series C Preferred Stock and associated warrants	789,000	—
Proceeds from issuance of convertible notes payable	—	2,183,208
Net cash provided by financing activities	1,196,849	1,950,510

Effects of exchange rate changes on cash	180,084	35,284

Net Change in Cash	(30,434)	(33,635)
Cash - Beginning of Period	62,967	96,602
Cash - End of Period	$32,533	$62,967

Supplemental information:
Cash paid for interest	$7,556	$4,722
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Original issue discount on convertible notes	$—	$104,572
Common stock issued for conversion of debt	$28,000	$70,000
Special 2019 Series A Preferred Stock issued to/from Treasury to related party in increase/satisfaction of debt	$—	$60,000
Common stock issued to related party for conversion of Series B Preferred Stock	$—	$6,000
Warrant liability	$721,275	$—
Declared dividends	$22,133	$—
Repurchase and cancellation of Special 2019 Series A Preferred Stock via issuance of related party note payable	$60,000	$—
Assignment of advances repayable to debt payable	$71,540	$—
Common stock issued for conversion of notes	$2,353,048	$—
Common stock issued in satisfaction of dividend payable	$22,133	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR, INC.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On March 26, 2020, Bubblr Holdings Ltd. (a UK company formed on February 18, 2016) merged into U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation formed on October 22, 2019, and became a 100% subsidiary of UWRL. On March 30, 2021, the Company’s corporate name was changed to Bubblr, Inc. (“the Company”).

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $4,390,880 during the year ended December 31, 2022 and has an accumulated deficit of $12,875,437 as of December 31, 2022. In addition, current liabilities exceed current assets by $553,439 as of December 31, 2022.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. (see Note 15 – Subsequent Events).

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company instituted some temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of at December 31, 2022.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The Company’s fiscal year-end is December 31.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures,” which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the year ended December 31, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments that are adjusted to fair market value on reporting dates. At December 31, 2022, the warrant liabilities balance was $198,479. There were no changes in the fair value hierarchy leveling during the year ended December 31, 2022 or 2021.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation–Stock Compensation,” which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Restricted stock units (“RSUs”) issued as compensation in accordance with the Company’s 2022 Equity Incentive Plan (see Note 13 – Stockholders’ Equity (Deficit)) are deemed to be unissued until fully vested. RSU compensation is recognized as expense over the vesting period, with any unrecognized compensation expensed immediately upon forfeiture of the award due to unfulfillment of obligations, such as termination of employment, prior to the award being fully vested.

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

For the year ended December 31, 2022 and 2021, the following outstanding stock equivalents were excluded from the computation of diluted net loss per share, as the result of the computation was anti-dilutive.

	December 31,
	2022	2021
	(Shares)	(Shares)
Series C Preferred Stock	3,384,135	—
Warrants	2,358,101	—
Convertible Notes	—	2,007,994
Total	5,742,236	2,007,994

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

United Kingdom tax incentive reduces company Research and Development costs by offering tax offsets for eligible Research and Development expenditure. Eligible companies with a turnover of less than $20 million receive a refundable tax offset, allowing the benefit to be paid as a cash refund if they are in a tax loss position.

For the years ended December 31, 2022 and 2021, the Company received other income of $142,212 and $75,263 with respect to the refundable tax offset.

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

Beneficial Conversion Feature

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early-adopted the new guidance on January 1, 2021. As the result of the adoption of this ASU, no beneficial conversion feature was recorded on convertible notes described in Note 8 – Convertible Notes Payable.

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

	December 31,
	2022	2021
Year-end GBP£:US$ exchange rate	1.2101	1.3527
Annual average GBP£:US$ exchange rate	1.2430	1.3767

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Losses on foreign exchange transactions totaling $191,454 and $47,842 were recognized during the years ended December 31, 2022 and 2021, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of December 31, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 – OTHER RECEIVABLES

As of December 31, 2022 and 2021, other receivables consisted of the following:

	December 31,	December 31,
	2022	2021

Deposit	$200	$2,682
UK VAT receivable	9,684	15,084
Prepayments	—	200
Total other receivables	$9,884	$17,966

The UK company moved premises in the year and $2,462 was received as returned security deposit.

NOTE 4 – ADVANCES RECEIVABLE

As of December 31, 2022 and 2021, cash advances receivable consisted of the following:

	December 31,	December 31,
	2022	2021
Advance receivable - G	$58,606	$54,529
Advance receivable - J	21,643	21,643
Repayment received	(1,231)	—
Interest due	1,891	4,079
Assignment of receivable	(71,540)	—
Effects of Currency translation	(9,369)	—
Total advances receivable	$—	$80,251

The advance labelled Advance principal receivable-G carries an interest rate of 3%. The advance principal labelled Advance receivable -J is non-interest bearing. Repayment of $1,231 and $0 was received from G during the year to December 31, 2022 and 2021, respectively.

On December 20, 2022, our founder, Mr. Stephen Morris, came to agreement with the Company to have all risks and responsibilities in connection to the collection of the advances assigned to him. As a result, the loan payable to Mr. Morris was reduced by the same amount of $71,540. (See Note 10 – Related Party Transactions).

NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2022 and 2021, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2021	$63,576	$31,500	$629	$95,705
Additions	—	—	—	—
Effects of currency translation	(6,701)	(3,321)	(66)	(10,088)
At December 31, 2022	$56,875	$28,179	$563	$85,617

Less accumulated depreciation
At December 31, 2021	$14,092	$11,710	$283	$26,085
Depreciation expense	6,052	8,161	113	14,326
Effects of currency translation	(1,485)	(1,235)	(30)	(2,750)
At December 31, 2022	$18,659	$18,636	$366	$37,661

Net book value
At December 31, 2022	$38,216	$9,543	$197	$47,956
At December 31, 2021	$49,484	$19,790	$346	$69,620

During the years ended December 31, 2022 and 2021, the Company recorded purchases of $0 and $18,630, respectively, and depreciation expense of $14,326 and $13,322, respectively. There was no impairment or disposal of property and equipment.

NOTE 6 - INTANGIBLE ASSETS

Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, Canada, New Zealand. and Australia. The patent is currently pending in the European Union and the United Kingdom.

A Patent entitled “Contextual Enveloping Via Dynamically Generated Hyperlinking.” (US Patent Application No. 17/980,298) has been filed. This will define an alternative mobile search system purely for information rather than goods and service, which our original patent covers.

Patents are reported at cost, less accumulated amortization and accumulated impairment loss. Costs includes expenditure that is directly attributable to the acquisition of the asset. Once a patent is providing economic benefit to the Company, amortization is provided on a straight-line basis on all patents over their expected useful lives of 20 years.

Intellectual Property

Intellectual property represents capitalized costs of the Company’s qualifying internal research and developments. Intellectual property is amortized over its useful life of 7 years and reported at cost less accumulated amortization and accumulated impairment loss.

Trademarks

The Company has the following trademarks.

Mark	Category	Proprietor	Country	Class(es)	Status	Reg. Date.	File No.
CITIZENS JOURNALIST	Words	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206382.EM.01
CITIZENS JOURNALIST	Word	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206382.GB.01
CITIZENS JOURNALIST	Words	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206382.GB.02
CITIZENS JOURNALIST	Word	Bubblr Limited	United States	9 38 41 42	REGD-DEC USE	08-Feb-2022	206382.US.01
	Words and Colour Device	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206383.EM.01
	Series of Logos	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206383.GB.01
	Words and Colour Device	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206383.GB.02
	Words and Device	Bubblr Limited	United States	9 38 41 42	ACCEPTED		206383.US.01
BAU NOT OK/BAU Not OK	Series of Marks	Bubblr Limited	United Kingdom	9 38	REGISTERED	11-Oct-2019	208674.GB.01
NEWZMINE/NewzMine	Series of Marks	Bubblr Limited	United Kingdom	9 38 42	REGISTERED	25-Dec-2020	227753.GB.01

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

As of December 31, 2022 and 2021, trademarks consisted of the following:

	December 31,	December 31,
	2022	2021
Trademarks:
NewzMineTM	$9,920	$9,636
Citizens Journalist™	25,367	23,193
Effects of currency translation	(3,461)	—
	$31,826	$32,829

As of December 31, 2022 and 2021, intangible assets consisted of the following:

Cost	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
At December 31, 2021	$151,860	$32,829	$2,861,906	$45,745	$3,092,340
Additions	32,449	2,458	203,990	—	238,897
Effects of currency translation	(16,009)	(3,461)	(301,698)	—	(321,168)
At December 31, 2022	$168,300	$31,826	$2,764,198	$45,745	$3,010,069

Less accumulated amortization
At December 31, 2021	$—	$—	$1,463,042	$2,288	$1,465,330
Amortization expense	4,947	—	365,741	2,288	372,976
Effects of currency translation	—	—	(154,232)	—	(154,232)
At December 31, 2022	$4,947	$—	$1,674,551	$4,576	$1,684,074

Net book value
At December 31, 2022	$163,353	$31,826	$1,089,647	$41,169	$1,325,995
At December 31, 2021	$151,860	$32,829	$1,398,864	$43,457	$1,627,010

During the year ended December 30, 2022 and 2021, the Company purchased $238,897 and $422,863, respectively, in intangible assets, and recorded amortization expense of $372,976 and $366,329, respectively. During the years ended December 31, 2022 and 2021, impairment of $0 and $0 was recorded. Based on the carrying value of definite-lived intangible assets as of December 31, 2022, we estimate our amortization expense for the next five years will be as follows:

Year ended December 31,	Patents	Intellectual Property	Capitalized Acquisition Costs	Total
2023	$8,168	$155,664	$2,288	$166,120
2024	8,168	155,664	2,288	166,120
2025	8,168	155,664	2,288	166,120
2026	8,168	155,664	2,288	166,120
2027	8,168	155,664	2,288	166,120
Thereafter	122,513	311,327	29,729	463,569
	$163,353	$1,089,647	$41,169	$1,294,169

NOTE 7 – ACCRUED LIABILITIES

As of December 31, 2022 and 2021, accrued liabilities consisted of the following:

	December 31,	December 31,
	2022	2021
Accrued Interest	$3,143	$21,415
Dividend Payable	22,133	—
Payroll Payable	24,818	—
Total accrued liabilities	$50,094	$21,415

NOTE 8 - CONVERTIBLE NOTES PAYABLE

In January 2021, the Company commenced an offering for a convertible promissory note. The offering closed June 30, 2021. Funds raised during the six months ended June 30, 2021 totaled $2,112,150, less an original issuance discount of $104,572, resulting in net proceeds of $2,007,578. The notes mature after eighteen (18) months from issue or on the following events:

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

In November 2021 the Company commenced an offering for a convertible promissory note. The offering closed November 5, 2021. Funds raised as of November 5, 2021 totaled $175,630. The notes mature after eighteen (18) months from issue or on the following events:

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

On September 1, 2022 the note holders of the convertible promissory note issued June 30, 2021 and November 5, 2021 passed, by a majority, an amendment of Section 6 of the Notes.

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

On December 15, 2022, the note holders of the convertible promissory note issued June 30, 2021 and November 5, 2021 passed, by a majority, an amendment of Section 6 of the Notes.

Section 6 of each of the Notes is hereby amended and restated in its entirety as follows:

Voluntary Conversion. Investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company at the conversion price of $0.50 per share (the “Conversion Price”). A notice of Conversion is included as Exhibit “A.” If the Company shall at any time or from time to time after issuance of this Note, effect a stock split of the outstanding common stock, the applicable Conversion Price in effect immediately prior to the stock split shall be proportionately decreased. If the Company shall at any time or from time to time after the issuance of this Note, combine the outstanding shares of common stock, the applicable Conversion Price in effect immediately prior to the combination shall be proportionately increased. Any adjustments under this Section 6 shall be effective at the close of business on the date the stock split or combination occurs.”

There were no accounting ramifications as a result of the above amendments.

At December 31, 2022 and 2021, convertible notes consisted of the following.

	December 31,	December 31,
	2022	2021
Promissory notes - issued in fiscal year 2021	$2,287,780	$2,278,780
Total convertible notes payable	2,287,780	2,278,780

Less: unamortized debt discount	—	(69,714)
Less: notes converted to common stock	(2,287,780)	—
Less: current portion of convertible notes	—	—
Long-term convertible notes	$—	$2,218,066

During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $43,853 and $21,415, respectively, and debt discount amortization of $69,714 and $34,858, respectively. On December 15, 2022 all note holders requested voluntary conversion of the notes to common shares at $0.50, resulting in $0 and $21,415 in accrued interest at December 31, 2022 and 2021, respectively, and 4,706,096 common shares issued.

December 31,
2022
Convertible notes payable	$2,287,780
Interest due on notes	65,268
Total convertible notes payable	$2,353,048

Common shares issued at voluntary conversion rate of $0.50	4,706,096

During the year ended December 31, 2021, the Company converted the 2019 note of $25,000 to 2,500,000 shares of common stock.

NOTE 9 – LOAN PAYABLE

On February 4, 2022 the Company issued a promissory note for the principal sum of $20,000 to White Lion Capital, LLC, a Nevada company. The note had an original issue discount of 25%. The principal of $20,000 was repaid in full on April 26, 2022. The net proceeds received by the Company totaled $15,000, and the $5,000 debt discount was amortized to interest expense during the period the loan was outstanding.

The Company has purchased a vehicle under a capital finance arrangement. The term of this loan is 5 years and annual interest rate is 6.90%. At December 31, 2022 and 2021, loan payable obligations included in current liabilities were $11,987 and $13,400, respectively, and loan payable obligations included in long-term liabilities were $10,465 and $22,518, respectively. During the years ended December 31, 2022 and 2021, the Company made $9,943 and $10,792 respectively, in loan payments.

At December 31, 2022, future minimum payments under the loan, are as follows:

Total
2023	$12,314
2024	11,288
Thereafter	—
23,602
Less: Imputed interest	(1,150)
Loan payable	22,452

Loan payable – current	11,987
Loan payable - non-current	$10,465

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has a loan from our founder, Stephen Morris, with a balance of $899,309 and $428,177 at December 31, 2022 and 2021, respectively.

Loan 1.

On May 23, 2022, the Company entered an amendment to the Loan Agreement between Bubblr Limited and Mr. Morris to change the loan from a demand loan to have maturity date on the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) two years from the date of the amendment.

In addition, on a date no later than five (5) business days from the completion of bridge financing of no less than $1.5 million USD the Company shall pay to Mr. Morris an amount equal to £115,000 GBP as an installment payment on the principal of the Loan, and the balance of the principal of the Loan shall be paid at the Maturity Date

On September 6, 2022, the Company entered into a second amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to add $60,000 (£52,088) to the principal of the loan in exchange for Mr. Morris cancelling his Special 2019 Series A Preferred Stock, which has super voting rights.

On December 20, 2022, the Company entered into a third amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to reduce the outstanding principal amount of the loan by $71,540 (£59,543) in exchange for the Company assigning advances receivables of $71,540 (£59,543) whereon Mr. Morris is entitled to amounts received pursuant to such receivables and will bear the risk of non-payment with respect to such receivables. After this assignment, the Company will have no right to receive any amounts collected with respect to such receivables and will have no liability for non-payment of the receivables or any costs of collections.

Loan 2.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible and is due upon maturity, which is 3 years after the date of the agreement.

The Company received $501,049 and $0 proceeds and made repayments of $0 and $0 during the years ended December 31, 2022 and 2021. The loan principal due was decreased by $11,540 and $66,000 during the year ended December 31, 2022 and 2021, respectively, in regards the sale of the Special 2019 Series A Preferred Stock to Mr. Morris in 2021, and the Company’s subsequent repurchase and cancellation of preferred stock and the assignment of debt during 2022. Activity on this loan to arrive at the December 31, 2022 and 2021 balances is as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Beginning balance	$428,177	$500,915
Effects of currency translation	(42,619)	(6,738)
Loan Payable	385,558	494,177
Conversions from (into) preferred stock	60,000	(66,000)
Assignment of advances receivable	(71,540)
Balance – current	$374,018	$428,177

Add: additions – non-current	$501,049	$—
Effects of currency translation	24,242	—
Balance – non-current	$525,291	$—

Ending balance	$899,309	$428,177

At December 31, 2020, the Company had loans from two minority shareholders totaling $297,006. During the fourth quarter of 2021, the Company received an additional loan from one of these minority shareholders totalling $81,162. The loan is non-interest bearing and due for repayment on February 28, 2022. Agreement was reached to extend repayment of the loan to April 30, 2022, with no penalties. All outstanding amounts were paid by this date. On February 15, 2022 the Company received a loan from a minority shareholder for $19,709. The loan bears interest at a rate of 20% and is due for repayment before February 15, 2023. During the years ended December 31, 2022 and 2021, the Company received proceeds on these loans of $19,709 and $81,162, respectively, made repayments of $77,940 and $303,068, respectively, and accrued interest of $3,143 and $0, respectively. Activity on this loan to arrive at the December 31, 2022 and 2021 balances is as follows:

	December 31,	December 31,
	2022	2021
Beginning balance	$81,162	$297,006
Effects of currency translation	(4,779)	6,062
Loan Payable	76,383	303,068

Add: additions	19,709	81,162
Less: repayments	(77,940)	(303,068)
Ending balance	$18,152	$81,162

NOTE 11 - WARRANT LIABILITY

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 13) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the instrument should be classified as a liability due to reset provisions and variability in exercise price resulting in there being no fixed value or explicit limit to the number of shares to be delivered upon exercise.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of December 31, 2022. The Black Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black Scholes valuation model.

For the year ended December 31, 2022, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Year Ended
December 31,
2022
Expected term	2.09 - 2.50 years
Expected average volatility	177 - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 4.73%

The following table summarizes the changes in the warrant liabilities during the year ended December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2021	$—

Addition of new warrant liabilities	721,275
Day-one loss	(28,043)
Change in fair value of warrant liability	(494,753)
Warrant liability as of December 31, 2022	$198,479

NOTE 12 – INCOME TAXES

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

For the years ended December 31, 2022 and 2021, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Year Ended
	December 31,
	2022	2021
Tax jurisdiction from:
- Local	$(3,589,034)	$(2,403,201)
- Foreign	(836,615)	(1,290,286)
Loss before income taxes	$(4,425,649)	$(3,693,487)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2022 and 2021, are as follows:

	Year Ended
	December 31,
	2022	2021
Net Operating loss carryforward	$4,425,649	$3,693,487
Effective tax rate	21%	21%
Deferred tax asset	929,386	775,632
Foreign taxes	(594,740)	(25,806)
Less: valuation allowance	(334,646)	(749,826)
Net deferred tax asset	$—	$—

The Company has provided for a full valuation allowance against the deferred tax assets, on the expected future tax benefits from the net operating loss carryforwards, as the management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance decreased by $415,180 and increased by $529,901 during the years ended December 31, 2022 and 2021, respectively.

United States of America

Bubblr, Inc. is registered in the State of Wyoming and is subject to the tax laws of United States of America at a standard tax rate of 21%. Due to a change of control, the Company will not be able to carryover net operating losses (“NOL”) generated before August 13, 2020 to offset future income.

As of December 31, 2022, the operations in the United States of America incurred approximately $6,254,197 of cumulative NOL’s which can be carried forward indefinitely to offset future taxable income.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2017.

United Kingdom

The Company’s subsidiaries operating in the United Kingdom (“UK”) are subject to tax at a standard income tax rate of 19% on the assessable income arising in the UK during its tax year.

As of December 31, 2021, the operations in the UK incurred $5,721,821 of cumulative NOLs which can be carried forward to indefinitely offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $5,721,821 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by HM Revenue & Customs, for the years ended 2022 and 2021.

NOTE 13 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

On September 6, 2022, the Company repurchased for $60,000 and cancelled the Special 2019 Series A Preferred Stock held by Mr. Morris via the issuance of related party note payable (see Note 10 - Related Party Transactions).

As of December 31, 2022 and 2021, the Company had 0 and 1 share, respectively, of 2019 Series A Preferred stock issued and outstanding.

Series B Preferred Stock

At December 31, 2022 and 2021, the Company had designated 0 and 0 shares of Series B Preferred Stock, par value $0.001. On March 31, 2021 the Company amended and restates its Articles of Incorporation and in doing so, retired the Series B Preferred Stock.

Prior to the retirement of the Series B Preferred Stock, the following designations were in effect:

Holders of the Series B Preferred Stock shall after two years of issuance, convert this Class B Preferred Stock based on each Class B Preferred Share equaling .00001% of the total issued and outstanding Common shares of the Company. In the event of a merger, reorganization, recapitalization or similar event of or with respect to the Corporation (other than a Corporate Change in which the Corporation is the surviving entity), this Class B Preferred Stock shall be converted based on each Class B Preferred Share equaling .00001% of the total issued and outstanding shares of common stock of the Company.

During 2021, the Company converted the 2 shares of Series B Preferred to 2,650 shares of common stock valued at $6,000 to the Company’s Founder in satisfaction of debt (see Note 10 - Related Party Transactions).

As of December 31, 2022 and 2021, the Company had 0 shares of Series B preferred stock issued and outstanding.

Series C Convertible Preferred Stock

On March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, which established 2,000 shares of the Company’s Series C Convertible Preferred Stock, Stated Value $1,200 per share.

During the year ended December 31, 2022, the Company declared dividends of $64,292, of which $22,133 was paid via the issuance of 116,799 shares of common stock, $20,026 was paid in cash, and $22,133 remained declared but unpaid at December 31, 2022.

The Company has the right to redeem the Series C Convertible Preferred Stock, in accordance with the following schedule:

•	If all of the Series C Convertible Preferred Stock are redeemed within 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 115% of the Stated Value together with any accrued but unpaid dividends.
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

On March 4, 2022, the Company issued to GHS the first tranche of 300 shares of Series C Convertible Preferred Stock, as well as commitment shares of 35 shares of Series C Convertible Preferred Stock and 941,599 warrant shares (the “GHS Warrant”). Warrant shares represent 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “GHS Warrant Shares”). The Company agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the GHS Warrant Shares.

GHS delivered gross proceeds of $266,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On March 9, 2022, the Company entered a Securities Purchase Agreement with Proactive Capital Partners LP (“Proactive”), whereby Proactive agreed to purchase 160 shares of Series C Preferred Stock.

The Company agreed to issue Proactive commitment shares of 8 shares of Series C Convertible Preferred Stock and 472,205 warrant shares (the “Warrant”). Warrant shares represent 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “Warrant Shares”). The Company agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the Warrant Shares.

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

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060 ($525,291USD at December 31, 2022). In order to enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock, in exchange for our company issuing 345,220 shares of common stock: 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive. The resulting common shares were valued at $71,703, which was recorded as interest expense.

As a result of the above transactions, the Company received total net proceeds of $789,000, of which $721,275 has been allocated to the warrants and Series C Preferred Stock based on the warrants’ fair market values on each contract date, with the residual loss of $28,043 allocated to day-one loss on warrant liability associated with the March 2022 issuances, and excess proceeds of $95,768 allocated to the Series C Preferred Stock associated with the April, May, and June 2022 issuances. As at December 31, 2022 and 2021, the Company had 903 and 0 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the years ended December 31, 2022 and 2021, the Company issued common shares as follows:

Year ended December, 2021

•	561,220 shares for Advisory Board services valued at $1,463,355.
•	57,000 shares for Investor Relations services valued at $131,610.
•	2,651 shares for conversion of B preferred shares in satisfaction of related party debt of $6,000.
•	7,000,000 shares for the conversion of debt valued at $70,000. The debt consisted of the 2019 Convertible promissory Note of $25,000, plus an accrued consulting fee of $50,000. The Company recorded other income with respect to a gain on the settlement of the accrued consulting fee of $5,000 (see Note 8 - Convertible Note Payable)

Year ended December 31, 2022

•	147,960 shares for Executive Board Chair services valued at $75,460.
•	7,874,108 shares for Investor Relations and Consulting services valued at $2,044,061.
•	140,000 shares for Debt conversion of Investor Relations fee valued at $28,000.
•	793,039 shares as commitment shares under the Equity Financing Agreement valued at $379,814.
•	345,220 shares as compensation for loan waiver under Series C Preferred Stock share purchase agreement valued at $71,703.
•	4,706,096 shares for conversion of convertible notes issued in 2021 valued at $2,353,048.
•	116,799 shares for dividend due on Series C Preferred Stock to September 30, 2022 valued at $22,133.

As at December 31, 2022 and 2021, the Company had 154,309,318 and 140,186,096 shares, respectively, of common stock issued and outstanding.

Warrants

The Company identified conversion features embedded within warrants issued during the year ended December 31, 2022. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments in redemption value and number of shares issued upon exercise (see Note 11 - Warrant Liability).

A summary of activity during the period ended December 31, 2022 follows:

	Warrants Outstanding
	Number of	Weighted Average	Weighted Average Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2021	—	$—	—
Granted	2,538,101	0.32	4.27
Exercised	—	—	—
Forfeited/canceled	—	—	—
Outstanding, December 31, 2022	2,538,101	$0.32	4.27

Exercisable Warrants, December 31, 2022	2,538,101	$0.32	4.27

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2022:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Warrants	Contractual life (in years)	Exercise Price	Shares	Exercise Price
941,599	4.18	$0.34	941,599	$0.34
472,205	4.19	0.34	472,205	0.34
562,149	4.32	0.35	562,149	0.35
281,074	4.40	0.22	281,074	0.22
281,074	4.48	0.22	281,074	0.22

2,538,101	4.27	$0.32	2,538,101	$0.32

As at December 31, 2022 the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

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

If the employee is terminated for cause, the employee will forfeit the Restricted Stock Units (“RSUs”) awarded to date.

During the year ended December 31, 2022, the Company issued pursuant to the 2022 Equity Incentive Plan, a total of 8,400,000 RSUs to two Company executives pursuant to their employment agreements. (See Note 14 - Commitments and Contingencies) 4,200,000 shares of performance-based stock compensation were scheduled to vest on each of June 1, 2023 and June 1, 2024, respectively. The Company had elected to treat the award as a single award of 8,400,000 shares that vests ratably over the vesting period.

The RSUs were valued at $2,259,600, based on the market price of the Company’s common stock on the respective grant dates of the agreements, which was $0.269 per share, and were to be recognized as compensation expense over their two-year vesting period on a straight-line basis. During the year ended December 31, 2022, the Company recorded stock-based compensation of $659,052 and had unrecognized stock compensation of $1,600,548 as of December 31, 2022. The remaining unvested award was scheduled to vest $1,129,800 and $470,748 during the years ended December 31, 2023 and 2024, respectively.

The award of 8,400,000 RSUs was forfeited by the executives upon their termination of employment on January 31, 2023, on which date the remaining unrecognized stock compensation of $1,600,548 was expensed in full. (See Note 15 – Subsequent Events)

Equity Financing Agreements

On February 1, 2022, Bubblr, Inc. entered into a Stock Purchase Agreement (the “SPA”) and Registration Rights Agreement with White Lion Capital LLC (“WLC”). Pursuant to the SPA, the Company had the right, but not the obligation, to cause WLC to purchase up to $10 million of our common stock during the period beginning on February 1, 2022, and ending on the earlier of (i) the date on which the WLC had purchased $10 million of our common stock pursuant to the SPA, or (ii) December 31, 2022.

In consideration for entering into the SPA, on February 1, 2022 the Company issued 103,000 shares of common stock to WLC valued at $93,792.

On March 22, 2022, the Company entered into a Termination and Release Agreement with WLC to extinguish the SPA and Registration Rights Agreement in exchange for the issuance of 103,000 shares of common stock. The stock was issued on March 22, 2022, and was valued at $51,500.

On March 4, 2022, the Company entered into an Equity Financing Agreement (the “EFA”) and Registration Rights Agreement with GHS Investments LLC (“GHS”). Under the terms of the EFA, GHS agreed to provide the Company with up to $15 million upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission.

The registration statement on Form S-1 was effective as of June 24, 2022. During the year ended December 31, 2022 GHS has provided $0 under the EFA.

In consideration for entering into the EFA, on March 4, 2022 the Company issued 587,039 shares of common stock to GHS valued at $234,522.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

During the years ended December 31, 2022 and 2021, the Company paid $5,354 and $8,153 for its rented premises in Dunfermline, Scotland. The 12-month lease was not renewed in March 2021 and the vacated the premises on July 14, 2022. The Company currently rents virtual office space on a month by month rolling contract at a monthly rate of $100. This lease is exempt from ASC 842 lease accounting due to its short term.

During the years ended December 31, 2022 and 2021, the Company paid $1,600 and $600 for use of premises in New York, New York. The 12-month agreement was signed in August 2021 for twelve months, after which it became a rolling monthly contract, at a monthly rate of $200, and is exempt from ASC 842 lease accounting due to its short term.

The Company entered into an employment agreement with Steven Saunders, our then-Chief Commercial Officer and Director. The term was three years commencing July 1, 2021. Mr. Saunders was to receive monthly cash compensation of $15,000 reduced by $3,820 until at least $5,000,000 funding has been received through the S-1 offering.

The Company entered into an employment agreement with Rik Willard to act as Chief Executive Officer of the Company and as Director. The term was 1 year commencing August 15, 2021. Mr. Willard was to receive monthly cash compensation of $15,000 reduced by $3,000 until at least $5,000,000 funding has been received through the S-1 offering. Mr. Willard was also granted a signing bonus of 102,040 restricted shares, which were issued in June 2021.

On May 31, 2022, our board of directors approved amended and restated employment agreements in favor of our then-Chief Executive Officer, Rik Willard, and our then-Chief Commercial Officer, Steven Saunders.

The employment agreement with Mr. Willard was amended as follows. In addition to his cash compensation the Company agreed to further compensate Mr. Willard in accordance with our May 25, 2022 Equity Incentive Plan (Note 13) with 5,400,000 restricted stock units, which vest 2,700,000 annually over a period of two years. He was also entitled to health and vacation benefits and six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. He was also entitled to vesting of the restricted stock units upon any termination of employment by the Company. Mr. Willard agreed to a two year non-solicit restrictive covenant. The agreement will automatically renew for a further year on May 31, 2023.

The employment agreement with Mr. Saunders was amended as follows. In addition to his cash compensation the Company agreed to further compensate Mr. Saunders in accordance with our May 25, 2022 Equity Incentive Plan (Note 13) with 3,000,000 restricted stock units, which vests 1,500,000 annually over a period of two years. He was also entitled to health and vacation benefits and six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. He was also entitled to vesting of the restricted stock units upon any termination of employment by the Company. Mr. Saunders agreed to a two year non-solicit restrictive covenant.

On January 31, 2023, Steven Saunders and Rik Willard entered into a separation agreement with the Company regarding the terms and conditions of their departures from the Company. (see Note 15 - Subsequent Events)

The Company entered into employment agreement with Stephen Morris, our Founder and Chief Technology Officer. The term is three years commencing July 1, 2021. Mr. Morris is to receive monthly cash compensation of $15,000 reduced by $4,790 until at least $5,000,000 has been received through the S-1 offering.

On March 25, 2022, the Company entered into a service agreement with PCG Advisory, Inc. The term was six months commencing April 1, 2022. PCG Advisory, Inc. will receive cash of $7,000, plus $7,000 stock compensation per month. The number of shares will be determined based on the closing price on the last trading day of the previous month. The contract was terminated effective February 28, 2023.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements and noted the following significant events requiring disclosure.

On February 15, 2023, the Company filed a request to withdraw the registration statement on Form S-1 File No. 333-267373 initially filed September 9, 2022 and amended September 14, 2022.

Investor Relations

On February 14, 2023, the Company entered into a consulting agreement with Beyond Media SEZC. The term is twelve months commencing February 14, 2023. Beyond Media will receive cash of $7,000 per month and were issued 1,000,000 shares of common stock valued at $180,000 in consideration for entrance into the agreement.

On February 23, 2023 the Company entered into a consulting agreement with Milestone Management Services. The term is six months commencing February 23, 2023. Milestone Management were issued 325,000 shares of common stock valued at $84,338 in consideration for entrance into the agreement.

On January 23, 2023, 58,091 shares of common stock valued at $7,000 were issued to a consultant for investor relation services.

On February 24, 2023, 46,574 shares of common stock valued at $7,000 were issued to a consultant for investor relation services.

Steven Saunders, Rik Willard,  and Mathew Loeb

On January 31, 2023 we entered into a Separation Agreements with Mr. Steven Saunders and Mr. Rik Willard regarding the terms and conditions of their departures from our company.

Pursuant to the provisions of the Separation Agreement with Mr. Saunders and in consideration for a complete release of claims, we agreed as follows:

•	As of the date of the Separation Agreement, Mr. Saunders is no longer an officer or director of our company and all prior agreements with Mr. Saunders, including his employment agreement, are terminated in their entirety;
•	We agreed to pay a lump sum of $24,000 by February 20, 2023;
•	We agreed to pay $73,500 in installments monthly over a period of six months; and
•	A final payment of $18,000 due by August 31, 2023.

Mr. Saunders forfeited 3,000,000 non-vested Restricted Stock Units awarded May 31, 2022 under the 2022 Equity Incentive Plan.

Pursuant to the provisions of the Separation Agreement with Mr. Willard and in consideration for a complete release of claims, we agreed as follows:

•	As of the date of the Separation Agreement, Mr. Willard is no longer an officer or director of our company and all prior agreements with Mr. Willard, including his employment agreement, are terminated in their entirety;
•	We agreed to pay a lump sum of $12,801 by February 20, 2023;
•	We agreed to pay $75,806 in instalments monthly over a period of six months from February 28, 2023 and continuing until July 31, 2023;
•	We agreed to pay $4,806 in instalments monthly over a period of six months from August 31, 2023 and continuing until January, 31, 2024;
•	A final payment of $18,000 due by September 30, 2024; and
•	Our shareholder, Stephen Morris, has agreed to transfer to Mr. Willard 1,750,000 shares of his common stock.

Mr. Willard forfeited 5,400,000 non-vested Restricted Stock Units awarded May 31, 2022 under the 2022 Equity Incentive Plan.

On February 10, 2023 Mr. Mathew Loeb resigned as Chair of our Board of Directors

David Chetwood

On February 12 2023, David Chetwood was appointed as Chief Financial Officer and Secretary of our Company.

2.       Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.       Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Bubblr Inc., a Wyoming corporation (1)

3.2	Bylaws of Bubblr Inc. (1)

3.3	Certificate of Designation for Series C Convertible Preferred Stock (3)

4.1	Form of Convertible Promissory Note(1)

4.2	Common Stock Purchase Warrant dated March 4, 2022 in favor of GHS Investments(6)

4.3	Common Stock Purchase Warrant dated March 9, 2022 in favor of Proactive Capital Partners LP (6)

4.4	Common Stock Purchase Warrant dated April 25, 2022 in favor of GHS Investments(5)

4.5	Common Stock Purchase Warrant dated May 25, 2022 in favor of GHS Investments(7)

4.6	Amendment No. 2 to Convertible Promissory Note, dated December 15, 2022 (10)

4.7	Amendment No. 2 to Convertible Promissory Note, dated December 15, 2022 (10)

4.8	Third Amendment to Loan Agreement, dated December 20 2022(11)

10.1	Form of Note Purchase Agreement(1)

10.2	Employment Agreement dated July 1, 2021 with Steven Saunders(1)

10.3	Employment Agreement dated July 1, 2021 with Stephen Morris (1)

10.4	Employment Agreement dated August 16, 2021 with Rik Willard(1)

10.5	Loan Agreement dated January 10, 2016 with Stephen Morris (2)

10.6	Securities Purchase Agreement dated March 4, 2022 with GHS Investments(9)

10.7	Securities Purchase Agreement dated March 9, 2022 with Proactive Capital Partners LP(9)

10.8	Equity Financing Agreement dated March 9, 2022 with GHS Investments(3)

10.9	Registration Rights Agreement dated March 9, 2022 with GHS Investments(3)

10.10	Termination and Release Agreement dated March 22, 2022 with White Lion Capital LLC(4)

10.11	Amended and Restated Employment Agreement dated May 31, 2022 with Rik Willard(8)

10.12	Amended and Restated Employment Agreement dated May 31, 2022 with Steven Saunders(8)

10.13	2022 Equity Incentive Plan(8)

47

10.14	Amendment to Loan Agreement dated May 23, 2022 with Stephen Morris(8)

10.15	Separation Agreement with Rik Willard dated January 31, 2023(12)

10.16	Separation Agreement with Steve Saunders dated January 31, 2023(12)

10.17	Employment Agreement with David Chetwood dated February 10, 2022(13)

21.1	List of Subsidiaries(1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

(1)	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on December 23, 2021
(3)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 10, 2022.
(4)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 28, 2022.
(5)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on April 26, 2022.
(6)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 4, 2022.
(7)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 25, 2022.
(8)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 1, 2022.
(9)	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on May 4, 2022
(10)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on December 21, 2022.
(11)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on December 23, 2022.
(12)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 6, 2022.
(13)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 14, 2022.

 ITEM 16. FORM 10-K SUMMARY.

None.

48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bubblr, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Morris	Interim Chief Executive Officer, Principal Executive Officer and Director	March 29, 2023
Stephen Morris

/s/ David Chetwood	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	March 29, 2023
David Chetwood

49