Form 10-Q
period 2023-03-31
Bubblr Inc.
filed 2023-05-15
CIK 1873722

25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

(646) 814 7184

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 156,261,278 common shares as of May 12, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (unaudited);
F-2	Consolidated Statements of Operations and Comprehensive Loss for the for the three months ended March 31, 2023 and 2022 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited); and
F-5	Notes to the Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year ended December 31,2023.

3

BUBBLR INC.
Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$35,115	$32,533
Other receivables	6,240	9,884
Total current assets	41,355	42,417

Non-current Assets:
Property and equipment, net	45,800	47,956
Intangible assets, net	1,306,093	1,325,995
Total non-current assets	1,351,893	1,373,951
TOTAL ASSETS	$1,393,248	$1,416,368

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$393,973	$141,605
Accrued liabilities	96,331	50,094
Loan payable, current portion	12,225	11,987
Loan payable - related party	636,261	392,170
Total current liabilities	1,138,790	595,856

Non-current liabilities:
Loan payable, non-current portion	8,205	10,465
Loan payable, related party, non-current portion	535,709	525,291
Warrant derivative liability	270,998	198,479
Total non-current liabilities	814,912	734,235

Total Liabilities	1,953,702	1,330,091

Stockholders' Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 155,948,778 and 154,309,318 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,559,488	1,543,093
Additional paid-in capital	10,638,631	11,006,607
Accumulated deficit	(13,151,445)	(12,875,437)
Accumulated other comprehensive income	392,871	412,013
Total Stockholders' Equity (Deficit)	(560,454)	86,277
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,393,248	$1,416,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.
Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2023 and 2022 (Unaudited)

	March 31,
	2023	2022
Operating Expenses
General and administrative	$47,625	$11,119
Professional fees	(225,570)	192,829
Market and regulation costs	312,463	37,593
Compensation	(31,336)	140,944
Amortization and depreciation	59,627	107,595
Research and development	39,152	61,261
Total operating expense	201,961	551,341

Operating loss	(201,961)	(551,341)

Other income (expense)
Interest income	98	452
Interest expense	(1,129)	(414,844)
Loss on change in fair value of warrant derivative liability	(72,519)	(23,891)
Foreign currency transaction gain (loss)	21,175	(40,707)
Total other income (expense)	(52,375)	(478,990)

Net loss before income tax	$(254,336)	$(1,030,331)
Provision for income tax		—
Net loss after income tax	$(254,336)	$(1,030,331)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(19,142)	13,373
Total other comprehensive income (loss)	(19,142)	13,373

Net comprehensive loss	$(273,478)	$(1,016,958)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	154,904,171	140,499,144

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2023 and 2022

(Unaudited)

	2019 Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
Balance - December 31, 2021	1	$—	—	$—	—	$—	140,186,096	$1,401,861	$5,478,801	$(8,385,496)	$377,244	$(1,127,590)

Issuance of common shares for Services - Advisory Board	—	—	—	—	—	—	147,960	1,480	73,980	—	—	75,460
Issuance of common shares for Services - Consulting	—	—	—	—	—	—	19,250	193	8,787	—	—	8,980
Issuance of common shares for Equity Finance Agreement Incentive	—	—	—	—	—	—	793,039	7,930	371,884	—	—	379,814
Issuance of Series C Preferred Stock	—	—	—	—	503	1	—	—	(1)	—	—	—
Dividend Series C Preferred Stock	—	—	—	—	—	—	—	—	—	(3,272)	—	(3,272)
Net loss	—	—	—	—	—	—	—	—	—	(1,030,331)	—	(1,030,331)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	13,373	13,373
Balance -March 31, 2022	1	$—	$—	$—	503	$1	141,146,345	$1,411,464	$5,933,451	$(9,419,099)	$390,617	$(1,683,566)

Balance - December 31, 2022	—	$—	—	$—	903	$1	154,309,318	$1,543,093	$11,006,607	$(12,875,437)	$412,013	$86,277

Issuance of common shares for Services – Consulting	—	—	—	—	—	—	1,455,784	14,558	270,780	—	—	285,338
Forfeit of restricted stock units	—	—	—	—	—	—	—	—	(659,052)	—	—	(659,052)
Issuance of common shares for Series C Preferred Shares Dividend	—	—	—	—	—	—	183,676	1,837	20,296	—	—	22,133
Dividend Series C Preferred Stock	—	—	—	—	—	—	—	—	—	(21,672)	—	(21,672)
Net loss	—	—	—	—	—	—	—	—	—	(254,336)	—	(254,336)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(19,142)	(19,142)
Balance -March 31, 2023	—	$—	$—	$—	903	$1	155,948,778	$1,559,488	$10,638,631	$(13,151,445)	$392,871	$(560,454)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.
Consolidated Statements of Cashflows For the three months ended March 31, 2023 and 2022 (Unaudited)

	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(254,336)	$(1,030,331)
Adjustments for:
Net loss to net cash used in operating activities:
Stock based compensation	285,338	84,440
Stock based finance incentive	—	379,814
Forfeit of restricted stock units	(659,052)	—
Loss on change in fair value of warrant derivative liability	72,519	23,891
Amortization of debt discount	—	22,429
Amortization of intangible asset	56,521	101,193
Depreciation	3,106	4,223
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,778	2,581
Increase (decrease) in accrued liabilities	(3,156)	10,985
Increase (decrease) in accounts payable	336,901	(3,523)
Net cash used in operating activities	(158,381)	(404,298)

Cash flows from investing activities
Purchase of intangible assets	(11,138)	(11,684)
Net cash used in investing activities	(11,138)	(11,684)

Cash flows from financing activities
Repayment of loans payable	(2,430)	(3,322)
Repayment of loans payable - related party	(18,228)	(52,556)
Proceeds from loans payable - related party	223,777	19,709
Net proceeds from issuance of Series C Preferred stock	—	421,000
Proceeds from issuance of convertible notes payable	—	15,000
Net cash provided by financing activities	203,119	399,831

Effects of exchange rate changes on cash	(31,018)	46,676

Net Change in Cash	2,582	30,525
Cash - Beginning of Period	32,533	62,967
Cash - End of Period	$35,115	$93,492

Supplemental information:
Cash paid for interest	$4,774	$5,712
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Warrant liability	$—	$449,043
Declared dividends	$21,672	$3,272
Common stock issued in satisfaction of dividend payable	$22,133	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2023 and 2022

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $273,478 during the three months ended March 31, 2023 and has an accumulated deficit of $13,151,445 as of March 31, 2023. In addition, current liabilities exceed current assets by $1,097,435 as of March 31, 2023.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings, and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in the markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as at March 31, 2023. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high-quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities at the date of issuance of these financial statements. These estimates may change as new events occur, and additional information is obtained.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with GAAP. The Company’s fiscal year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bubblr Holdings Ltd., Bubblr Ltd., and Bubblr CLN Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

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

Level 2 – Quoted prices in non-active markets or in active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are not directly observable but are corroborated by observable market data.

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the year ended December 31, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments that are adjusted to fair market value on reporting dates. At March 31, 2023 and December 31, 2022 the warrant liabilities balances were $270,998 and $198,479 respectively. There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2023.

Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Restricted stock units (“RSUs”) issued as compensation in accordance with the Company’s 2022 Equity Incentive Plan are deemed to be unissued until fully vested. RSU compensation is recognized as expense over the vesting period. Upon repurchase of the award any unrecognized compensation, net of cash payments are expensed immediately. Awards forfeited due to unfulfillment of obligations, such as termination of employment prior to the award being fully vested, for no cash or other consideration, are not recognized as an expense and any previously recognized costs are reversed in the period of forfeiture.

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses the classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

For the three months ended March 31, 2023 and 2022, the following outstanding stock was excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,
	2023	2022
	(Shares)	(Shares)
Series C Preferred Stock	3,384,135	1,885,072
Warrants	2,358,101	1,413,804
Convertible Notes	—	2,007,994
Total	5,742,236	5,306,870

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

	March 31,		December 31,
	2023	2022	2022
Period-end GBP£:US$ exchange rate	1.2341	1.3139	1.2101
Weighted average GBP£:US$ exchange rate	1.2152	1.3412	1.2430

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Gains on foreign exchange transactions totaling $21,175 and losses of $40,707 were recognized during the three months ended March 31, 2023 and 2022, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of March 31, 2023 and December 31, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

 UK Tax Risk

Companies that are incorporated outside the UK may become subject to UK taxes in a number of circumstances, including circumstances in which (1) they are deemed resident in the UK for tax purposes by reason of their central management and control being exercised from the UK or (2) they are treated as carrying on a trade, investing or carrying on any other business activity in the UK, whether or not through a UK Permanent Establishment (“PE”).

In addition, the Finance Act 2015 introduced a new tax known as the diverted profits tax (“DPT”), which is charged at 25% of any “taxable diverted profit.”. The DPT has had an effect since April 1, 2015, and may apply in circumstances including (1) where arrangements are designed to ensure that a non-UK resident company does not carry on a trade in the UK through a PE; and (2) where a tax reduction is obtained through the involvement of entities or transactions lacking economic substance. We intend to operate in such a manner that none of our companies should be subject to the UK DPT and that none of our companies (other than those companies incorporated in the UK) should: (1) be treated as resident in the UK for tax purposes; (2) carry on a trade, invest or carry on any other business activity in the UK (whether or not through a UK PE).

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

Any arrangements between UK-resident entities of Bubblr and other entities of Bubblr are subject to the UK transfer pricing regime. Consequently, if any agreement between a UK resident entity of Bubblr and any other Bubblr entity (whether that entity is resident in or outside of the UK) is found not to be on arm’s length terms and, as a result, a UK tax advantage is being obtained, an adjustment will be required to compute UK taxable profits as if such an agreement were on arm’s length terms. Any transfer pricing adjustment could adversely impact the tax charge incurred by the relevant UK resident entities of Bubblr.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – OTHER RECEIVABLES

As of March 31, 2023 and December 31, 2022, accounts receivable consisted of the following:

	March 31,	December 31,
	2023	2022

Deposit	$200	$200
UK VAT Receivable	6,040	9,684
Other receivables	$6,240	$9,884

Any nominal change in the deposit value is due to exchange rate fluctuation.

NOTE 4 - PROPERTY AND EQUIPMENT

As of March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2022	$56,875	$28,179	$563	$85,617
Additions	—	—	—	—
Effects of currency translation	1,128	558	11	1,697
At March 31, 2023	$58,003	$28,737	$574	$87,314

Less accumulated depreciation
At December 31, 2022	$18,659	$18,636	$366	$37,661
Depreciation expense	1,543	1,535	28	3,106
Effects of currency translation	370	370	7	747
At March 31, 2023	$20,572	$20,541	$401	$41,514

Net book value
At March 31, 2023	$37,431	$8,196	$173	$45,800
At December 31, 2022	$38,216	$9,543	$197	$47,956

During the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense of $3,106 and $4,223, respectively. There were no purchases, impairment, or disposals of property and equipment.

NOTE 5 - INTANGIBLE ASSETS

Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, and New Zealand. A Notice of Approval has also been issued for Canada. The patent is currently pending in the following areas: Australia, European Union, and the United Kingdom.

Patents are reported at cost, less accumulated amortization and accumulated impairment loss. Costs include expenditure that is directly attributable to the acquisition of the asset. Once a patent is providing economic benefit to the Company, amortization is provided on a straight-line basis on all patents over their expected useful lives of 20 years.

Intellectual Property

Intellectual Property capitalizes costs of the Company’s qualifying internal research and developments. Intellectual property is amortized over its useful life of 7 years and reported at cost less accumulated amortization and accumulated impairment loss.

Trademarks

The Company has the following trademarks.

Mark	Category	Proprietor	Country	Class(es)	Status	Reg. Date.	File No.
CITIZENS JOURNALIST	Words	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206382.EM.01
CITIZENS JOURNALIST	Word	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206382.GB.01
CITIZENS JOURNALIST	Words	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206382.GB.02
CITIZENS JOURNALIST	Word	Bubblr Limited	United States	9 38 41 42	REGD-DEC USE	08-Feb-2022	206382.US.01
	Words and Color Device	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206383.EM.01
	Series of Logos	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206383.GB.01
	Words and Color Device	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206383.GB.02
	Words and Device	Bubblr Limited	United States	9 38 41 42	ACCEPTED		206383.US.01
BAU NOT OK/BAU Not OK	Series of Marks	Bubblr Limited	United Kingdom	9 38	REGISTERED	11-Oct-2019	208674.GB.01
NEWZMINE/NewzMine	Series of Marks	Bubblr Limited	United Kingdom	9 38 42	REGISTERED	25-Dec-2020	227753.GB.01

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

As of March 31, 2023 and December 31, 2022, trademarks consisted of the following:

	March 31,	December 31,
	2023	2022
Trademarks:
NewzMineTM	$9,920	$9,920
Citizens Journalist™	25,367	25,367
Effects of currency translation	(2,830)	(3,461)
	$32,457	$31,826

As of March 31, 2023 and December 31, 2022, intangible assets consisted of the following:

Cost	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
At December 31, 2022	$168,300	$31,826	$2,764,198	$45,745	$3,010,069
Additions	11,138	—	—	—	11,138
Effects of currency translation	3,337	631	54,822	—	58,790
At March 31, 2023	$182,775	$32,457	$2,819,020	$45,745	$3,079,997

Less accumulated amortization
At December 31, 2022	$4,947	$—	$1,674,551	$4,576	$1,684,074
Amortization expense	12,569	—	43,380	572	56,521
Effects of currency translation	98	—	33,211	—	33,309
At March 31, 2023	$17,614	$—	$1,751,142	$5,148	$1,773,904

Net book value
At March 31, 2023	$165,161	$32,457	$1,067,878	$40,597	$1,306,093
At December 31, 2022	$163,353	$31,826	$1,089,647	$41,169	$1,325,995

During the three months ended March 31, 2023 and 2022, the Company purchased $11,138 and $11,684, respectively, in intangible asset and recorded amortization expenses of $56,521 and $101,193, respectively. During the three months ended March 31, 2023 and 2022, impairment of $0 and $0 was recorded. Based on the carrying value of definite-lived intangible assets as of March 31, 2023 we estimate our amortization expense for the next five years will be as follows:

Three months ended March 31,	Patents	Intellectual Property	Capitalized Acquisition Costs	Total
9 months remaining 2023	$6,194	$114,416	$1,716	$122,326
2024	8,258	152,554	2,288	163,100
2025	8,258	152,554	2,288	163,100
2026	8,258	152,554	2,288	163,100
2027	8,258	152,554	2,288	163,100
2028	8,258	152,554	2,288	163,100
Thereafter	117,677	190,692	27,441	335,810
	$165,161	$1,067,878	$40,597	$1,273,636

NOTE 6 – ACCRUED LIABILITIES

As of March 31, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued interest	$—	$3,143
Dividends payable	21,672	22,133
Payroll payable	74,659	24,818
Total Accrued liabilities	$96,331	$50,094

NOTE 7 – LOAN PAYABLE

On February 4, 2022, the Company issued a promissory note for the principal sum of $20,000 to White Lion Capital, LLC, a Nevada company. The note had an original issue discount of 25%. The principal of $20,000 was repaid in full on April 26, 2022. The net proceeds received by the Company totaled $15,000, and the $5,000 debt discount was amortized to interest expense during the period the loan was outstanding.

In November 2019, the Company purchased a vehicle under a capital finance arrangement. The term of this loan is 5 years, and the annual interest rate is 6.90%. At March 31, 2023 and December 31, 2022, loan payable obligations included in current liabilities were $12,225 and $11,987, respectively, and loan payable obligations included in long-term liabilities were $8,205 and $10,465, respectively.

During the three months ended March 31, 2023 and 2022, the Company made $2,430 and $3,322, respectively, in loan payments.

At March 31, 2023 future minimum payments under the loan are as follows:

Total
2023 (nine months remaining in 2023)	$7,403
2024	9,870
17,273
Less: Imputed interest	3,157
Loan payable	20,430

Loan payable – current	12,225
Loan payable - non-current	$8,205

NOTE 8 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company had received a loan from a minority shareholder of $19,709 in February 2022 that bore interest at the rate of 20% per annum. The principal of $18,228, plus accrued interest of $3,646, totaling $21,874 was repaid on February 15, 2023. Of the related party loan of $81,162 borrowed in Q4 2021, which bore no interest, there was an outstanding balance of $26,434 at March 31, 2022, which was repaid by April 30, 2022.

Activity on this loan to arrive at March 31, 2023 and December 31, 2022, balances is as follows:

	March 31,	December 31,
	2023	2022
Beginning Balance	$18,152	$81,162
Effects of currency translation	76	(4,779)
Loan Payable	$18,228	$76,383

Addition		$19,709
Repayment	$(18,228)	$(77,940)
Ending Balance	$—	$18,152

During the three months ended March 31, 2023 and 2022, the Company received proceeds on these loans of $0 and $19,709, respectively, made repayments of $18,228 and $52,556, respectively, and accrued interest of $0 and $443, respectively. The Loans from related parties were received in GBP, and any difference deduced is due to fluctuation in the exchange rate.

The Company has loans from our founder, Stephen Morris, with a balance of $1,171,970 and $899,309 at March 31, 2023 and December 31, 2022, respectively as follows:

Loan 1.

The loan is non-interest bearing and repayable on demand.

On May 23, 2022, the Company entered an amendment to the Loan Agreement between Bubblr Limited and Mr. Morris to change the loan from a demand loan to have a maturity date on the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) two years from the date of the amendment.

In addition, on a date no later than five (5) business days from the completion of bridge financing of no less than $1.5 million USD the Company shall pay to Mr. Morris an amount equal to £115,000 GBP as an installment payment on the principal of the Loan, and the balance of the principal of the Loan shall be paid at the Maturity Date

On September 6, 2022, the Company entered into a second amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to add $60,000 (£52,088) to the principal of the loan in exchange for Mr. Morris canceling his Special 2019 Series A Preferred Stock, which has super-voting rights.

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

Loan 2.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible, and is due upon maturity, which is 3 years after the date of the agreement.

In aggregate the Company received $223,777 and $0 proceeds and made repayments of $0 and $66,000 during the three months ended March 31, 2023 and 2022, respectively, on the loans with Mr. Morris.

Activity on this loan to arrive at March 31, 2023 and December 31, 2022, balances is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2023	2022
Beginning balance current	$374,018	$428,117
Effects of currency translation	38,466	(42,619)
Loan Payable	412,484	385,558
Additions	223,777
Conversion from preferred stock	—	60,000
Assignment of advances receivable	—	(71,540)
Ending balance – Current	$636,261	$374,018

Beginning balance non-current	$525,291	$—
Additions	—	501,049
Effects of currency translation	10,418	24,242
Ending balance non-current	$535,709	$525,291

Ending balance current and non-current	$1,171,970	$899,309

NOTE 9 - WARRANT LIABILITY

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 10) for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instruments should be classified as a liability due to reset provisions and variability in exercise price resulting in there being no fixed value or explicit limit to the number of shares to be delivered upon exercise. ASC 815 requires us to assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of March 31, 2023. The Black Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the period ended March 31, 2023 the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Three Months Ended
March 31,
2023
Expected term	1.96 - 2.50 years
Expected average volatility	177 - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 4.73%

The following table summarizes the changes in the warrant liabilities during the period ended March 31, 2023 and December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant liability as of December 31, 2022	$198,479

Addition of new warrants	$—
Additional day-one loss	—
Change in fair value of warrant liability	72,519
Warrant liability as of March 31, 2023	$270,998

Warrant liability as of December 31, 2021	$—

Addition of new warrants	$721,000
Additional day-one loss	(28,043)
Change in fair value of warrant liability	(494,753)
Warrant liability as of December 31, 2022	$198,479

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series C Convertible Preferred Stock

On March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, which established 2,000 shares of the Company’s Series C Convertible Preferred Stock, with a Stated Value of $1,200 per share.

The Company has the right to redeem the Series C Convertible Preferred Stock in accordance with the following schedule:

•	If all of the Series C Convertible Preferred Stock are redeemed within 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 115% of the Stated Value together with any accrued but unpaid dividends.
•
If all of the Series C Convertible Preferred Stock is redeemed after 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 120% of the Stated Value together with any accrued but unpaid dividends; and
•	The Company shall pay a dividend of 8% per annum on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. Dividends shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock whether or not earned or declared and whether or not there are profits, surplus, or other funds of the Company legally available for the payment of dividends.

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

On April 24, 2022, the Company issued the second tranche of 200 shares of Series C Convertible Preferred Stock and 562,149 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $184,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On May 25, 2022, the Company issued the third tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $92,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On June 24, 2022, the Company issued the fourth tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $92,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060 ($535,709 USD at March 31, 2023). In order to enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock, in exchange for our company issuing 345,220 shares of common stock: 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive. The resulting common shares were valued at $71,703, which was recorded as interest expense.

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

As at March 31, 2023 and December 31, 2022, the Company had 903 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2023 and 2022, the Company issued common shares as follows:

Three months ended March 31, 2022; the Company issued the following unregistered securities.

•	147,960 shares for Executive Board Chair services valued at $75,460.
•	19,250 shares for Investor Relations services valued at $8,980.
•	587,039 shares as commitment shares under the Equity Financing Agreement with GHS.
•	206,000 shares to White Lion Capital, LLC as a result of a Termination and Release Agreement.
•	503 shares of Series C Preferred Stock and 75% warrant coverage in connection with Securities Purchase Agreements with GHS and Proactive

Three months ended March 31, 2023; the Company issued the following unregistered securities.

•	183,676 shares for dividend due of Series C Preferred Stock to December 31, 2022, valued at $22,133.
•	1,455,784 shares for Investor Relations services valued at $285,338.

As at March 31, 2023 and December 31, 2022, the Company had 155,948,778 and 154,309,318 shares of common stock issued and outstanding, respectively.

Warrants

The Company identified conversion features embedded within warrants issued during the three months ended March 31, 2022. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments in redemption value and the number of shares issued upon exercise (see Note 9 - Warrant Liability).

A summary of activity during the three-month period ended March 31, 2023 follows:

	Warrants Outstanding

	Number of	Weighted Average	Weighted Average Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2022	2,538,101	$0.32	4.27
Granted	—	—	—
Exercised	—	—	—
Forfeited/canceled	—	—	—
Outstanding, March 31, 2023	2,538,101	$0.32	4.02
Exercisable Warrants, March 31, 2023	2,538,101	$0.32	4.02

 The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2023:

Warrants Outstanding			Warrants Exercisable

Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	3.93	$0.34	941,599	$0.34
472,205	3.94	0.34	472,205	0.34
562,149	4.07	0.35	562,149	0.35
281,074	4.15	0.22	281,074	0.22
281,074	4.24	0.22	281,074	0.22
2,538,101	4.02	$0.32	2,538,101	$0.32

As at March 31, 2023 the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

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

During the year ended December 31, 2022, the Company issued pursuant to the 2022 Equity Incentive Plan, a total of 8,400,000 RSUs to two Company executives pursuant to their employment agreements. (See Note 11 - Commitments and Contingencies) 4,200,000 shares of performance-based stock compensation were scheduled to vest on each of June 1, 2023 and June 1, 2024, respectively. The Company had elected to treat the award as a single award of 8,400,000 shares that vests ratably over the vesting period.

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

On January 31, 2023 (the “Termination Date”), the award of 8,400,000 RSUs was forfeited by the executives upon their termination of employment. Pursuant to ASC-718-10-30-12, no compensation cost is recognized for instruments that employees forfeit for no cash or other consideration because a service condition or a performance condition is not satisfied. Further, the value of instruments for which the requisite service is not rendered prior to the award being fully vested is not recognized as an expense, and any previously recognized costs are reversed upon forfeiture. As a result, the remaining unvested stock compensation of $1,600,548 was not recognized, and prior year recognition of $659,052 in compensation was reversed on the Termination Date.

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

In consideration for entering the EFA, on March 4, 2022 the Company issued 587,039 shares of common stock to GHS valued at $234,522.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Premises

During the three months ended March 31, 2023 and 2022, the Company paid $0 and $1,969 for its rented premises in Dunfermline, Scotland. The 12-month lease was not renewed in March 2021, and they vacated the premises on July 14, 2022. The Company currently rents virtual office space on a month-by-month rolling contract at a monthly rate of $100. This lease is exempt from ASC 842 lease accounting due to its short term.

During the three months ended March 31, 2023 and 2022, the Company paid $600 and $600 for use of premises in New York, New York. The 12-month agreement was signed in August 2021 for twelve months, after which it became a rolling monthly contract at a monthly rate of $200 and is exempt from ASC 842 lease accounting due to its short term.

On March 25, 2022, the Company entered into a service agreement with PCG Advisory, Inc. The term was six months, commencing April 1, 2022. PCG Advisory, Inc. received cash of $7,000, plus $7,000 stock compensation per month. The number of shares will be determined based on the closing price on the last trading day of the previous month. The contract was terminated effective February 28, 2023.

Service Contracts

On February 14, 2023 the Company entered into a service agreement with Beyond Media SEZC. The term is twelve months, commencing February 14, 2023. Beyond Media will receive cash of $7,000 per month and has received 1,000,000 stock compensation valued at $180,000.

On February 23, 2023 the Company entered into a service agreement with Milestone Management Services, LLC. The term is six months, commencing February 23, 2023. Milestone Media Services, LLC received 325,000 stock compensation valued at $84,338.

Employment Agreements

On May 31, 2022, our board of directors approved amended and restated employment agreements in favor of our then-Chief Executive Officer, Rik Willard, and our then-Chief Commercial Officer, Steven Saunders.

The employment agreement with Mr. Willard was amended as follows. In addition to his cash compensation, the Company agreed to further compensate Mr. Willard in accordance with our May 25, 2022, Equity Incentive Plan with 5,400,000 restricted stock units, which vest 2,700,000 annually over a period of two years. He was also entitled to health and vacation benefits and six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. He was also entitled to vesting of the restricted stock units upon any termination of employment by the Company. Mr. Willard agreed to a two-year non-solicit restrictive covenant. The agreement will automatically be renewed for a further year on May 31, 2023.

The employment agreement with Mr. Saunders was amended as follows. In addition to his cash compensation, the Company agreed to further compensate Mr. Saunders in accordance with our May 25, 2022, Equity Incentive Plan with 3,000,000 restricted stock units, which vests 1,500,000 annually over a period of two years. He was also entitled to health and vacation benefits and six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. He was also entitled to vesting of the restricted stock units upon any termination of employment by the Company. Mr. Saunders agreed to a two-year non-solicit restrictive covenant.

On January 31, 2023 Steven Saunders and Rik Willard entered into a separation agreement with the Company regarding the terms and conditions of their departures from the Company.

Pursuant to the provisions of the Separation Agreement with Mr. Saunders and in consideration for a complete release of claims, we agreed as follows:

•	As of the date of the Separation Agreement, Mr. Saunders is no longer an officer or director of our company, and all prior agreements with Mr. Saunders, including his employment agreement, are terminated in their entirety.
•	We agreed to pay a lump sum of $24,000 by February 20, 2023
•	We agreed to pay $73,500 in installments monthly over a period of six months; and
•	Final payment of $18,000 due by August 31, 2023.

Mr. Saunders forfeited 3,000,000 non-vested Restricted Stock Units awarded on May 31, 2022, under the 2022 Equity Incentive Plan.

Pursuant to the provisions of the Separation Agreement with Mr. Willard and in consideration for a complete release of claims, we agreed as follows:

•	As of the date of the Separation Agreement, Mr. Willard is no longer an officer or director of our company, and all prior agreements with Mr. Willard, including his employment agreement, are terminated in their entirety
•	We agreed to pay a lump sum of $12,801 by February 20, 2023
•	We agreed to pay $75,806 in installments monthly over a period of six months from February 28, 2023 and continuing until July 31, 2023
•	We agreed to pay $4,806 in installments monthly over a period of six months from August 31, 2023 and continuing until January 31, 2024
•	The final payment of $18,000 is due by September 30, 2024; and
•	Our shareholder, Stephen Morris, has agreed to transfer to Mr. Willard 1,750,000 shares of his common stock.

Mr. Willard forfeited 5,400,000 non-vested Restricted Stock Units awarded on May 31, 2022, under the 2022 Equity Incentive Plan.

On February 10, 2023 The Company entered into an employment agreement with Mr. Chetwood that provides we will compensate him with a yearly salary of $180,000, to be increased to $360,000 upon securing $5 million in debt or financing. We also agreed to compensate Mr. Chetwood with 102,040 restricted shares of our common stock upon the successful completion of his initial period of 90 days. He is also entitled to health and vacation benefits and two-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Chetwood agreed to a two-year non-solicit restrictive covenant.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements and noted the following events requiring disclosure:

Marketing Services

On May 1, 2023 the Company entered into a consulting agreement with Out of the Box Capital Inc. The term is six months commencing May 1, 2023. Out of the Box Capital Inc. is entitled to 625,000 shares of common stock valued at $100,000 in consideration for entrance into the agreement. 325,000 shares of common stock were issued May 01, 2023, with the balance of 325,000 due August 1, 2023.

Employment Agreements

On April 1, 2023 our board of directors approved an employment agreement and stock option grant in favor of our Chief Executive Officer, Mr. Burks. The employment agreement with Mr. Burks provides that we will compensate him with a yearly salary of $600,000, with payment reduced to $240,000 per annum upon securing $5million in debt or financing. We also agreed to grant Mr. Burks an option to purchase 4,800,000 shares of common stock, at $0.17 per share, with 40% vesting after 90 days of service and 60% vesting monthly over the following two years. He is also entitled to health and vacation benefits and, after 90 days of employment, six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Burks agreed to a two-year non-solicit restrictive covenant.

On April 1, 2023 our board of directors approved amended and restated employment agreements in favor of our Chief Technical Officer, Stephen Morris, and our Chief Financial Officer, David Chetwood.

The amended employment agreement with Mr. Chetwood provides that we will compensate him with a yearly salary of $450,000, with payments reduced to $180,000 per annum until securing $5million in debt or financing. We also agreed to grant Mr. Chetwood 3,360,000 Stock Options with 40% vesting after 90 days of service and 60% vesting monthly over the following two years. He is also entitled to health and vacation benefits and, after 90 days of employment, six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Chetwood agreed to a two-year non-solicit restrictive covenant.

The amended employment agreement with Mr. Morris provides that we will compensate him with a yearly salary of $450,000, with payments reduced to $180,000 per annum until securing $5m in debt or financing. We also agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share, fully vested. He is also entitled to health and vacation benefits and six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Morris agreed to a two-year non-solicit restrictive covenant.

On April 6, 2023 our board of directors approved a Non-Executive Board Agreement and Stock Option Grant in favor of Mr. Morrissey. The agreement with Mr. Morrissey provides that we will compensate him with a yearly fee of $300,000, paid monthly but reduced to $120,000 until securing $5million in debt or financing. We also agreed to grant Mr. Morrissey an option to purchase 1,920,000 shares of common stock, at $0.155 per share, with 40% vesting after 90 days of service and 60% vesting monthly over the following two years. He is also entitled to six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Morrissey agreed to a two-year non-solicit restrictive covenant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Intellectual Property

We have created a new search mechanism ‘AN INTERNET-BASED SEARCH MECHANISM’, which has been granted a patent in South Africa (2016/06947), New Zealand (725014), the United States of America (‘Utility Patent No. US 10977387, Canada (2962520), and Australia (2015248619) and we have patents pending on the same processes in the European Union (15723990.6) and the United Kingdom (PCT/GB2015/051130), creating an alternative economic ecosystem to tackle the current broken model and better serve all main participant groups.

Bubblr is currently in the process of filing a sister patent to our approved INTERNET SEARCH MECHANISM. This patent will define an alternative mobile search system purely for information rather than goods and service, which our original patent covers. This new search mechanism is designed to radically change the way search is conducted for information and will bear little resemblance to the established search model. Details of the mobile search application will become available upon formal filing.

GPT Dynamic

GPT Dynamic is a new mobile app developed by Bubblr that is a technical implementation of our patent US Patent Application No 17/980298, titled "Contextual Enveloping of Dynamic Hypertext Links.". In effect, this patent represents the Bubblr mechanism for searching for information only.

It is widely accepted that consumers would not pay for online searches, no matter how poorly they were served by the established search engines, which are corrupted by advertising and search engine optimization. However, ChatGPT has gained 1m users in five days and over 100m users in two months. ChatGPT is an expensive search engine that is more effective than Google, where people are happy to pay $20 a month (or $0.04c per query) to use it, and there are no ads in sight.

Consequently, the Company has built a prototype app called GPT Dynamic that allows users to access ChatGPT anonymously (no registration is required to use the app) and also delivers the results in web pages that can be shared. These web pages have dynamically known named entities highlighted with salient hypertext links that go to relevant web pages. The foot of the page also contains a tag cloud of these known named entities, which, when tapped, will instigate another ChatGPT query that includes the original query with specific relevance to the tapped named known entity.

The main advantages over regular ChatGPT are:

•	An enhanced user experience that includes relevant hypertext links in the query result that can be readily shared with other apps(WhatsApp, Slack, Facebook, Twitter etc.)
•	When utilized by a licensee with our main open-source platform alongside searching for goods and services, there is a pathway for provisioning GPT Dynamic for free, where you earn credits by using the other side of the app to buy goods and services. Thus solving the biggest issue with Chat GPT. How do you monetize it?
•	Although a relatively simple app, which could technically be easily copied, it is completely protected by our new patent.

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

Results of Operation for Three and Three Months Ended March 31, 2023 and 2022

Revenues

We did not achieve revenues from our current operations for the three months ended March 31, 2023 or 2022. We will not achieve revenues unless we are able to market, support and deliver our product and service offerings. There can be no assurances that we will achieve revenues despite our efforts.

Operating Expenses

Our operations for the three months ended March 31, 2023 and 2022 are outlined below:

		Three Months Ended March 31,
		2023	2022	Change	%
General and administrative		$47,625	$11,119	$36,506	328%
Professional Fees		$(225,570)	$192,829	$(418,399)	(217)%
Market and regulation costs		$312,463	$37,593	$274,870	731%
Compensation		$(31,336)	$140,944	$(172,280)	(122)%
Amortization and depreciation		$59,627	$107,595	$(47,968)	(45)%
Research and development		$39,152	$61,261	$(22,109)	(36)%
	Total	$201,961	$551,341	$(349,380)	(63)%

General and administrative

General and administrative expenses consist mainly of costs associated with non-specific costs of running the business. These include but are not limited to the costs of office provision, computer software not associated with research and development, travel, and telecoms.

The increase in the costs from 2022 to 2023 is an increase in our one-off Information Technology license costs.

Professional fees

 Professional fees consist of costs in relation to legal, accounting, and marketing matters as well as the costs of consultants for our executive and advisory boards.

The decrease in professional fees from 2022 to 2023 is due to the reduction in Executive Board Consultancy fees for independent contractors and the forfeiture of their restricted stock units pursuant to their separation agreement resulting in reversal of prior year vesting expense.

Market and regulation expenses

Market and regulation costs are costs incurred specifically in relation to fees and expenses for investor relations, our transfer agent, compliance consultancy, and/or market public relations firm.

The increase in costs from 2022 to 2023 is due to the cost of investor relations fees due on the inception of various new contracts undertaken in the three months ended March 31, 2023 as compared to March 31, 2022, which were paid with the issuance of common stock.

 Compensation

Compensation costs are costs incurred by the Company in relation to its employees and include salaries, health insurance, pension costs, stock compensation and any taxes due on employment.

The decrease in costs from 2022 to 2023 is mainly due to a forfeiture of restricted stock units pursuant to a separation of employment agreement with executives, and the reduction of staff from 2022 to 2023.

 Amortization and depreciation

A significant portion of the costs recorded by the Company in regards amortization and depreciation are from the amortization of patents and intellectual property. Most of the patents and intellectual property are held in the UK subsidiary, Bubblr Ltd.

The reduction in costs from 2022 to 2023 is mainly due to lower amortization of Intellectual Property as IP added in 2016 of $1.68m (£1.3m) is fully amortized.

Research and Development

Costs incurred in relation to the development of the Company’s platform include costs associated with development staff and specialist software for product development and deployments.

The reduction in costs from 2022 to 2023 resulted from lower charges for production staff and production-specific software due to the reduction of personnel in 2022.

Other Income (Expenses)

Our other income for the three months ended March 31, 2023 and 2022 are outlined below:

		Three Months Ended March 31,
		2023	2022	Change	%
Interest income		$98	$452	$(354)	(78)%
Interest expense		$(1,129)	$(414,844)	$413,715	(100)%
Gain on change in fair value of warrant derivative liability		$(72,519)	$(23,891)	$(48,628)	204%
Foreign currency transaction (gain)/loss		$21,175	$(40,707)	$61,882	(152)%
	Total	$(52,375)	$(478,990)	$426,615	(89)%

 Interest Income

The Company earns interest income from its cash reserves and advances receivable. The decrease of interest is due to the loss of interest from the Company’s advances receivables, which were repaid in 2022. The interest from cash was due to cashback bonuses on the Company’s debit card.

As of March 31, 2023 and 2022, interest income was received on the following sources:

		Three Months Ended March 31,
		2023	2022	Change	%
Advances receivable		$—	$432	$(432)	(100)%
Cash		$98	$20	$40	390%
	Total	$98	$452	$(354)	(78)%

Interest Expense

Interest expense consists mainly of interest the Company has to pay on its borrowings and on a vehicle, financing held by the Company. In November 2019 the Company entered into a financing arrangement with Alphera Financial Services with which the Company purchased a vehicle. The term of this loan is 5 years, and the annual interest rate is 6.90%.

As of March 31, 2023 and 2022, interest expense was derived from the following sources:

		Three Months Ended March 31,
		2023	2022	Change	%
Interest expense – convertible notes		$—	$11,437	$(11,437)	(100)%
Interest expense – promissory note		$—	$5,000	$(5,000)	(100)%
Interest expense – related party		$490	$452	$38	8%
Finance Lease		$580	$640	$(60)	(9)%
ELOC		$—	$379,814	$(379,814)	100%
Other		$59	$72	$(13)	(18)%
Amortization of debt discount		$—	$17,429	$(17,429)	100%
	Total	$1,129	$414,844	$(413,715)	(100)%

The principal amounts outstanding for the Company’s borrowings as of March 31, 2023 and December 31, 2022  are as follows:

		December 31,
		2023	2022	Change	%
Vehicle Financing		$20,430	$22,452	$(2,022)	(9)%
Loans Payable - Related Party (interest bearing)		$—	$18,152	$(18,152)	(100)%
Loans Payable - Related Party		$1,171,970	$899,309	$272,661	30%
	Total	$1,192,400	$939,913	$252,487	(27)%

The decrease in interest expense during the three months ended March 31, 2023 compared to 2022, is due to the Company converting its convertible notes during 2022. On December 15, 2022, noteholders approved a second amendment to the convertible notes for the conversion price to be reduced to $0.50 from $1.15 and immediately elected to voluntarily request for their notes to be converted to common shares at a conversion rate of $0.50; as a result, the Company issued 4,706,096 shares of common shares.

Funds raised via the issuance of convertible notes as of December 15, 2022, was $2,287,780, of which $2,112,150 was issued in June 2021, which is less an original issuance discount of $104,572, which was amortized over the length of the note to maturity of 18 months, and $175,630 issued on November 30, 2021.

The Company received a loan from a minority shareholder of $19,709 in February 2022 that bears interest at a rate of 20% per annum and was repaid before February 15, 2023.

We also borrowed a further $501,049 from our founder in Q4 2022. The loan is due for repayment in 3 years and is non-interest bearing. The remaining loan of $399,947 is non-interest bearing and is due for repayment on demand where the maturity date is the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) May 23, 2024. On September 6, 2022, the loan principal was increased by $60,000 in exchange for Mr. Morris canceling his Special 2019 Series A Preferred Stock, which has super-voting rights. On December 20, 2022, the sum of $71,540 was deducted from the loan principal as a result of the assignment of Advance receivables of $71,540 to our founder. We borrowed a further $223,777 in Q1 2023. The Loans from related parties were received in GBP, and any difference deduced is due to fluctuation in the exchange rate.

Gain on change in fair value of warrant derivative liability

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 11) for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires us to assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense items.

For the three months ended March 31, 2023 the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Three Months Ended
March 31, 2023
Expected term	2.21 - 2.50 years
Expected average volatility	178 - 220%
Expected dividend yield	8.3%3
Risk-free interest rate	1.50 – 4.22%

The following tables summarizes the changes in the warrant liabilities during the three months ended March 31, 2023 and 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2022	$198,479

Change in fair value of warrant liability	72,519
Warrant liability as of March 31, 2023	$270,998

Warrant liability as of December 31, 2021	$—

Addition of new warrant liabilities	421,000
Day-one loss	28,043
Change in fair value of warrant liability	(4,152)
Warrant liability as of March 31, 2022	$444,891

The market price of the common stock has decreased from the initial award of warrants in the period ending March 31, 2022. If the warrants were exercised at March 31, 2023 at their respective exercise price determined at issue, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.17 per share, the fair value market price of the common stock at March 31, 2023.

Net Loss

The net loss after income tax was $254,336 and $1,030,331 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,
	2023	2022	Change	%
Current Assets	$41,355	$42,417	$(1,062)	(3)%
Current Liabilities	$1,138,790	$595,856	$542,934	91%
Working Capital Deficit	$(1,097,435)	$(553,439)	$(543,996)	98%

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditure. We had $35,115 and $32,533 cash, $6,240 and $9,844 other receivables on March 31, 2023 and December 31, 2022, respectively.

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms.

We had $41,355 and $42,417 current assets, $1,138,790 and $595,856 current liabilities, and $1,097,435 and $553,439 working capital deficit on March 31, 2023 and December 31, 2022, respectively.

As no revenues are generated from our current operations, we will require additional capital to continue to operate our business and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans, or revolving credit facilities. We may not be successful in locating suitable financing transactions in the period required or at all, and we may not obtain the capital we require by other means. Unless we can attract additional investment, our operating as a going concern is in doubt.

We are now obligated to file annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. To meet the needs to comply with the requirements of the Exchange Act, we will need an investment of capital.

If we are unable to obtain sufficient additional capital, we may have to cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, and stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Cash Flow

	Three months ended March 31,
	2023	2022	Change
Cash used in Operating Activities	$(158,381)	$(404,298)	$245,917
Cash used in Investing Activities	$(11,138)	$(11,684)	$546
Cash provided by Financing Activities	$203,119	$399,831	$(196,712)
Cash on Hand	$35,115	$93,492	$(58,377)

Operating Activities

Cash used in operating activities was $158,381 and $404,298 during the three months ended March 31, 2023 and 2022, respectively. The reduction of cash used in operating activities was due to the adjustment for the forfeit of deferred stock compensation and the increase in accounts payable.

Investing Activities

Cash used in investing activities was $11,138 and $11,684 during the three months ended March 31, 202, and 2022, respectively.

Financing Activities

During the three months ended March 31, 2023 we raised $203,119 as follows: $205,549 from related party loans offset by $2,430 in repayment of vehicle financing. By comparison, in the three months ended March 31, 2023 we raised $399,831 as follows: $421,000 from the issuance of Series C Preferred Stock, $15,000 promissory note, and $19,709 from a loan from a related party; these inflows were offset by repayment of $52,556 to a related party and $3,322 to vehicle financing.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Restricted stock units (“RSUs”) issued as compensation in accordance with the Company’s 2022 Equity Incentive Plan are deemed to be unissued until fully vested. RSU compensation is recognized as expense over the vesting period. Upon repurchase of the award any unrecognized compensation, net of cash payments are expensed immediately. Awards forfeited due to unfulfillment of obligations, such as termination of employment prior to the award being fully vested, for no cash or other consideration, are not recognized as an expense and any previously recognized costs are reversed in the period of forfeiture.

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the quarter ended March 31, 2023 and 2022 included herein.

Off Balance Sheet Arrangements

As of March 31, 2023 there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period by this Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not effective or sufficient to accomplish their objectives at the reasonable assurance level as of March 31, 2023.

Management’s Report of Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of our internal control over financial reporting. The evaluation was based on the framework in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in 2013 Internal Control-Integrated Framework, our management concluded that as of March 31, 2023 our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

•	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

•	We have limited written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets, and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

•	We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Management is committed to improving its internal controls when we have adequate resources to do so, and we appointed a full-time chief financial officer in February 2023. We will appoint outside directors and establish an audit committee. Due to the nature of these material weaknesses, it is reasonably possible that misstatements that could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

We have appointed a chief financial officer during the three months to March 31, 2023. However there was not sufficient time to make any material changes in our internal control over financial reporting , that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pended legal proceeding. We are not aware of any pended legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities that are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

In the three months ended March 31, 2023 the Company issued the following unregistered securities:

•	183,676 shares for dividend due of Series C Preferred Stock to December 31, 2022, valued at $22,133.
•	1,455,784 shares for Investor Relations services valued at $285,338.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view toward distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-K for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bubblr, Inc.

Date:	May 15, 2023

By:	/s/ Timothy Burks
Timothy Burks
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ David Chetwood
David Chetwood
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

