Form 10-Q
period 2023-06-30
Bubblr Inc.
filed 2023-08-14
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 157,201,261 common shares as of August 11, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (unaudited);
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2023 and 2022 (unaudited);
F-5	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited); and
F-6	Notes to the Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year ended December 31, 2023.

3

BUBBLR INC.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

BUBBLR INC.

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$5,507	$32,533
Other receivables	7,741	9,884
Total current assets	13,248	42,417

Non-current Assets:
Property and equipment, net	43,870	47,956
Intangible assets, net	1,284,290	1,325,995
Total non-current assets	1,328,160	1,373,951
TOTAL ASSETS	$1,341,408	$1,416,368

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$194,036	$141,605
Accrued liabilities	834,373	50,094
Loan payable, current	12,562	11,987
Loan payable - related party, current	753,844	392,170
Total current liabilities	1,794,815	595,856

Non-current liabilities:
Loan payable, non-current	5,895	10,465
Loan payable - related party, non-current	550,468	525,291
Warrant derivative liability	201,010	198,479
Total non-current liabilities	757,373	734,235

Total Liabilities	2,552,188	1,330,091

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 156,888,761 and 154,309,318 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,568,888	1,543,093
Additional paid-in capital	11,744,313	11,006,607
Accumulated deficit	(14,876,334)	(12,875,437)
Accumulated other comprehensive income	352,352	412,013
Total Stockholders’ Equity (Deficit)	(1,210,780)	86,277
TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,341,408	$1,416,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Operations and Comprehensive Loss

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses
General and administrative	$1,178,987	$188,856	$1,195,276	$340,919
Professional fees	390,304	2,095,727	164,734	2,288,556
Sales and marketing	105,553	44,595	418,016	82,188
Amortization and depreciation	62,882	100,859	122,509	208,454
Research and development	52,119	52,694	91,271	113,955
Total operating expense	1,789,845	2,482,731	1,991,806	3,034,072

Operating loss	(1,789,845)	(2,482,731)	(1,991,806)	(3,034,072)

Other income (expense)
Interest income	15	402	113	854
Interest expense	(617)	(30,420)	(1,746)	(445,264)
Gain (loss) on change in fair value of warrant derivative liability	69,988	275,178	(2,531)	251,287
Foreign currency transaction gain (loss)	17,242	(121,307)	38,417	(162,014)
Total other income (expense)	86,628	123,853	34,253	(355,137)

Net loss before income tax	$(1,703,217)	$(2,358,878)	$(1,957,553)	$(3,389,209)
Provision for income tax	-	-	-	-
Net loss after income tax	$(1,703,217)	$(2,358,878)	$(1,957,553)	$(3,389,209)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(40,519)	47,306	(59,661)	60,679
Total other comprehensive income (loss)	(40,519)	47,306	(59,661)	60,679

Net comprehensive loss	$(1,743,736)	$(2,311,572)	$(2,017,214)	$(3,328,530)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	156,260,342	141,103,372	155,578,988	141,124,825

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the six months ended June 30, 2023 and 2022

(Unaudited)

	2019 Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance - December 31, 2021	1	$-	-	$-	140,186,096	$1,401,861	$5,478,801	$(8,385,496)	$377,244	$(1,127,590)

Issuance of common shares for services - Executive Board					147,960	1,480	73,980			75,460
Issuance of common shares for services - Consulting					19,250	193	8,787			8,980
Issuance of common shares for Equity Finance Agreement Incentive					793,039	7,930	371,884			379,814
Issuance of Series C Preferred Shares			503	1			(1)			-
Dividend Series C Preferred shares								(3,272)		(3,272)
Net loss								(1,030,331)		(1,030,331)
Other comprehensive income									13,373	13,373
Balance - March 31, 2022	1	$-	503	$1	141,146,345	$1,411,464	$5,933,451	$(9,419,099)	$390,617	$(1,683,566)

Issuance of common shares for services - Consulting					7,645,073	76,451	1,916,630			1,993,081
Vesting of restricted stock units							94,150			94,150
Issuance of Series C Preferred Shares			400				95,768			95,768
Dividend Series C Preferred Shares								(16,754)		(16,754)
Net loss								(2,358,878)		(2,358,878)
Other comprehensive income									47,306	47,306
Balance - June 30, 2022	1	$-	903	$1	148,791,418	$1,487,915	$8,039,999	$(11,794,731)	$437,923	$(1,828,893)

Balance - December 31, 2022	-	$-	903	$1	154,309,318	$1,543,093	$11,006,607	$(12,875,437)	$412,013	$86,277

Issuance of common shares for services - Consulting					1,455,784	14,558	270,780			285,338
Forfeit of restricted stock units							(659,052)			(659,052)
Issuance of common shares for series C Preferred Shares Dividend					183,676	1,837	20,296			22,133
Dividend Series C Preferred Shares								(21,672)		(21,672)
Net loss								(254,336)		(254,336)
Other comprehensive loss									(19,142)	(19,142)

Balance -March 31, 2023	-	$-	$903	$1	155,948,778	$1,559,488	$10,638,631	$(13,151,445)	$392,871	$(560,454)

Issuance of common shares for services - Consulting					312,500	3,125	46,875			50,000
Issuance of common shares for services – Professional Services					500,000	5,000	60,000			65,000
Issuance of common shares for series C Preferred Shares Dividend					127,483	1,275	20,397			21,672
Vesting of Share Options							978,410			978,410
Dividend Series C Preferred Shares								(21,672)		(21,672)
Net Loss								(1,703,217)		(1,703,217)
Other comprehensive loss									(40,519)	(40,519)

Balance - June 30, 2023	-	$-	$903	$1	156,888,761	$1,568,888	$11,744,313	$(14,876,334)	$352,352	$(1,210,780)

BUBBLR INC.

Consolidated Statement of Cashflows

For the six months ended June 30, 2023 and 2022

(Unaudited)

	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,957,553)	$(3,389,209)
Adjustments for:
Net loss to net cash used in operating activities:
Stock based compensation	400,338	2,077,521
Stock based finance incentive	-	379,814
Vesting of stock-based compensation	978,410	94,150
Forfeit of restricted stock units	(659,052)	-
Change in fair value of warrant derivative liability	2,531	(251,287)
Amortization of debt discount	-	39,856
Amortization of intangible asset	116,125	187,621
Depreciation	6,384	7,826
Changes in operating assets and liabilities:
Decrease in other receivables	2,537	4,945
Increase in accrued liabilities	711,929	24,283
Increase (decrease) in accounts payable	114,764	(57,572)
Net cash used in operating activities	(283,587)	(882,052)

Cash flows from investing activities
Purchase of intangible assets	(12,839)	(19,228)
Net cash used in investing activities	(12,839)	(19,228)

Cash flows from financing activities
Payment of dividend	-	(3,272)
Repayment of loans payable	(4,934)	(26,434)
Proceeds from loans payable - related party	324,973	19,709
Repayment of loans payable - related party	(18,228)	(77,940)
Net proceeds from issuance of Series C Preferred stock	-	789,000
Proceeds from issuance of convertible notes payable	-	15,000
Net cash provided by financing activities	301,811	716,063

Effects of exchange rate changes on cash	(32,411)	178,182

Net Change in Cash	(27,026)	(7,035)
Cash - Beginning of Period	32,533	62,967
Cash - End of Period	$5,507	$55,932

Supplemental information:
Cash paid for interest	$5,385	$6,332
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Declared dividends	$43,344	$16,754
Common stock issued in satisfaction of dividend payable	$43,805	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

BUBBLR INC.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2023 and 2022

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $2,017,214 during the six months ended June 30, 2023, and has an accumulated deficit of $14,876,334 as of June 30, 2023. In addition, current liabilities exceed current assets by $1,781,567 as of June 30, 2023.

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

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the year ended December 31, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments that are adjusted to fair market value on reporting dates. At June 30, 2023 and December 31, 2022, the warrant liabilities balances were $201,010 and $198,479, respectively. There were no changes in the fair value hierarchy leveling during the six months ended June 30, 2023.

Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Restricted stock units (“RSUs”) issued as compensation in accordance with the Company’s 2022 Equity Incentive Plan are deemed to be unissued until fully vested. RSU compensation is recognized as expense over the vesting period. Upon repurchase of the award, any unrecognized compensation, net of cash payments, is expensed immediately. Awards forfeited due to unfulfillment of obligations, such as termination of employment prior to the award being fully vested, for no cash or other consideration, are not recognized as an expense and any previously recognized costs are reversed in the period of forfeiture.

Employees – We account for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Nonemployees - Under the requirements of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), we account for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

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

For the six months ended June 30, 2023 and 2022, the following outstanding stock was excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,
	2023	2022
	(Shares)	(Shares)
Series C Preferred Stock	3,384,135	3,384,135
Warrants	2,358,101	2,358,101
Convertible Notes	-	2,027,127
Total	5,742,236	7,769,363

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

	June 30,		December 31,
	2023	2022	2022
Period-end GBP£:U.S.$ exchange rate	1.2681	1.2174	1.2101
Weighted average GBP£:U.S.$ exchange rate	1.2338	1.2990	1.2430

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Gains on foreign exchange transactions totaling $38,417 and losses of $162,014 were recognized during the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

In addition, the Finance Act 2015 introduced a new tax known as the diverted profits tax (“DPT”), which is charged at 25% of any “taxable diverted profit.” The DPT has had an effect since April 1, 2015, and may apply in circumstances including (1) where arrangements are designed to ensure that a non-UK resident company does not carry on a trade in the UK through a PE; and (2) where a tax reduction is obtained through the involvement of entities or transactions lacking economic substance. We intend to operate in such a manner that none of our companies should be subject to the UK DPT and that none of our companies (other than those companies incorporated in the UK) should: (1) be treated as resident in the UK for tax purposes; (2) carry on a trade, invest or carry on any other business activity in the UK (whether or not through a UK PE).

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

Reclassifications

Certain accounts have been reclassified in prior periods to conform to current period presentation. Compensation expense that was previously reported separately has been combined with general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented.

NOTE 3 – OTHER RECEIVABLES

As of June 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	June 30,	December 31,
	2023	2022

Deposit	$200	$200
UK VAT Receivable	7,541	9,684
Other receivables	$7,741	$9,884

NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2022	$56,875	$28,179	$563	$85,617
Additions	-	-	-	-
Effects of currency translation	2,726	1,350	27	4,103
At June 30, 2023	59,601	29,529	590	89,720

Less accumulated depreciation
At December 31, 2022	$18,659	$18,636	$366	$37,661
Depreciation expense	3,170	3,154	60	6,384
Effects of currency translation	894	894	17	1,805
At June 30, 2023	22,723	22,684	443	45,850

Net book value
At June 30, 2023	36,878	6,845	147	43,870
At December 31, 2022	$38,216	$9,543	$197	$47,956

During the six months ended June 30, 2023 and 2022, the Company recorded depreciation expenses of $6,384 and $7,826, respectively. There were no purchases, impairment, or disposals of property and equipment.

NOTE 5 - INTANGIBLE ASSETS

Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, New Zealand, Canada, and Australia The patent is currently pending in the European Union, and the United Kingdom.

Patents are reported at cost, less accumulated amortization, and accumulated impairment loss. Costs include expenditure that is directly attributable to the acquisition of the asset. Once a patent is providing economic benefit to the Company, amortization is provided on a straight-line basis on all patents over their expected useful lives of 20 years.

Intellectual Property

Intellectual property capitalizes the costs of the Company’s qualifying internal research and developments. Intellectual property is amortized over its useful life of 7 years and reported at cost less accumulated amortization and accumulated impairment loss.

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

The Company capitalizes trademark costs where the likelihood of acceptance is expected. Each trademark has been determined to have an infinite useful life and is assessed each reporting period for impairment. If there has been a reduction in the value of the trademark or if the trademark is not successfully registered, the assets will be impaired and charged to expense in the period of impairment.

As of June 30, 2023 and December 31, 2022, trademarks consisted of the following:

	June 30,	December 31,
	2023	2022
Trademarks:
NewzMineTM	$11,226	$9,920
Citizens Journalist™	25,367	25,367
Effects of currency translation	(1,936)	(3,461)
	$34,657	$31,826

As of June 30, 2023 and December 31, 2022, intangible assets consisted of the following:

Cost	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
At December 31, 2022	$168,300	$31,826	$2,764,198	$45,745	$3,010,069
Additions	11,533	1,306	-	-	12,839
Effects of currency translation	8,066	1,525	132,488	-	142,079
At June 30, 2023	$187,899	$34,657	$2,896,686	$45,745	$3,164,987

Less accumulated amortization
At December 31, 2022	$4,947	$-	$1,674,551	$4,576	$1,684,074
Amortization expense	25,831	-	89,150	1,144	116,125
Effects of currency translation	237	-	80,261	-	80,498
At June 30, 2023	$31,015	$-	$1,843,962	$5,720	$1,880,697

Net book value
At June 30, 2023	$156,884	$34,657	$1,052,724	$40,025	$1,284,290
At December 31, 2022	$163,353	$31,826	$1,089,647	$41,169	$1,325,995

During the six months ended June 30, 2023 and 2022, the Company purchased $12,839 and $19,228, respectively, in intangible assets and recorded amortization expenses of $116,125 and $187,621, respectively. During the six months ended June 30, 2023 and 2022, impairment of $0 and $0 was recorded. Based on the carrying value of definite-lived intangible assets as of June 30, 2023 we estimate our amortization expense for the next five years will be as follows:

			Capitalized
		Intellectual	Acquisition
Six months ended June 30,	Patents	Property	Costs	Total
6 months remaining 2023	$3,922	$75,195	$1,144	$80,261
2024	7,844	150,389	2,288	160,521
2025	7,844	150,389	2,288	160,521
2026	7,844	150,389	2,288	160,521
2027	7,844	150,389	2,288	160,521
2028	7,844	150,389	2,288	160,521
Thereafter	113,742	225,584	27,441	366,767
	$156,884	$1,052,724	$40,025	$1,249,633

NOTE 6 – ACCRUED LIABILITIES

As of June 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accruals	$59,474	$-
Accrued interest	-	3,143
Director fees	68,750	-
Dividends payable	21,672	22,133
Settlement payable	154,185	-
Wages and salaries	530,292	24,818
Total Accrued liabilities	$834,373	$50,094

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

In November 2019, the Company purchased a vehicle under a capital finance arrangement. The term of this loan is 5 years, and the annual interest rate is 6.90%. At June 30, 2023 and December 31, 2022, loan payable obligations included in current liabilities were $12,562 and $11,987, respectively, and loan payable obligations included in long-term liabilities were $5,895 and $10,465, respectively.

During the six months ended June 30, 2023 and 2022, the Company made $4,934 and $5,102, respectively, in loan payments.

At June 30, 2023, future minimum payments under the loan are as follows:

Total
2023 (six months remaining in 2023)	$7,402
2024	9,868
17,270
Less: Imputed interest	1,187
Loan payable	18,457

Loan payable – current	12,562
Loan payable - non-current	$5,895

NOTE 8 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company had received a loan from a minority shareholder of $19,709 in February 2022 that bore interest at the rate of 20% per annum. The principal of $18,228, plus accrued interest of $3,646, totaling $21,874 was repaid on February 15, 2023. The related party loan of $81,162 borrowed in Q4 2021, which bore no interest, and was repaid in full by April 30, 2022.

Activity on this loan to arrive at June 30, 2023 and December 31, 2022 balances is as follows:

	June 30,	December 31,
	2023	2022
Beginning Balance	$18,152	$81,162
Effects of currency translation	76	(4,779)
Loan Payable	$18,228	$76,383

Addition		$19,709
Repayment	$(18,228)	$(77,940)
Ending Balance	$-	$18,152

During the six months ended June 30, 2023 and 2022, the Company received proceeds on these loans of $0 and $19,709, respectively, made repayments of $18,228 and $79,940, respectively, and accrued interest of $0 and $443, respectively. The Loans from related parties were received in GBP, and any difference deduced is due to fluctuation in the exchange rate.

The Company has loans from our founder, Stephen Morris, with a balance of $1,304,312 and $899,309 at June 30, 2023 and December 31, 2022, respectively as follows:

Loan 1.

The loan is non-interest bearing and repayable on demand.

On May 23, 2022, the Company entered an amendment to the Loan Agreement between Bubblr Limited and Mr. Morris to change the loan from a demand loan to have a maturity date on the earlier of (i) the completion of an offering by Bubblr, Inc. in the amount of no less than $7,500,000 in a public offering, or (ii) two years from the date of the amendment.

In addition, on a date no later than five (5) business days from the completion of bridge financing of no less than $1.5 million USD, the Company shall pay to Mr. Morris an amount equal to £115,000 GBP as an installment payment on the principal of the Loan, and the balance of the principal of the Loan shall be paid at the Maturity Date.

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

In aggregate, the Company received $334,973 and $0 proceeds and made repayments of $0 and $0 during the six months ended June 30, 2023 and 2022, respectively, on the loans with Mr. Morris.

Loan 2.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible, and is due upon maturity, which is 3 years after the date of the agreement.

Activity on this loan to arrive at June 30, 2023 and December 31, 2022 balances is as follows:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning balance current	$374,018	428,117
Effects of currency translation	54,853	(42,619)
Loan Payable	428,871	385,558
Additions	324,973
Conversion from preferred stock	-	60,000
Assignment of advances receivable	-	(71,540)
Ending balance – Current	$753,844	$374,018

Beginning balance non-current	$525,291	$-
Additions	-	501,049
Effects of currency translation	25,177	24,242
Ending balance non-current	$550,468	525,291

Ending balance current and non-current	$1,304,312	$899,309

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

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of June 30, 2023. The Black Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the period ended June 30, 2023, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Six Months Ended
June 30, 2023
Expected term	1.84 - 2.50 years
Expected average volatility	177 - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 5.40%

The following table summarizes the changes in the warrant liabilities during the period ended June 30, 2023 and December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Addition of new warrants	$721,275
Additional day-one loss	(28,043)
Change in fair value of warrant liability	(494,753)
Warrant liability as of December 31, 2022	$198,479

Addition of new warrants	$-
Additional day-one loss	-
Change in fair value of warrant liability	2,531
Warrant liability as of June 30, 2023	$201,010

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

The Company has the right to redeem the Series C Convertible Preferred Stock in accordance with the following schedule:

●	If all of the Series C Convertible Preferred Stock are redeemed within 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 115% of the Stated Value together with any accrued but unpaid dividends.

●	If all of the Series C Convertible Preferred Stock is redeemed after 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 120% of the Stated Value together with any accrued but unpaid dividends; and

●	The Company shall pay a dividend of 8% per annum on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. Dividends shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock whether or not earned or declared and whether or not there are profits, surplus, or other funds of the Company legally available for the payment of dividends.

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

On March 9, 2022, the Company entered a Securities Purchase Agreement with Proactive Capital Partners LP (“Proactive”), whereby Proactive agreed to purchase 160 shares of Series C Preferred Stock. .

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

On March 9, 2022, the Company issued 168 shares of Series C Convertible Preferred stock to Proactive Capital Partners LP as per the Securities Purchase Agreement. Proactive delivered gross proceeds of $290,000 to the Company (excluded were legal fees).

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

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060 ($550,468 USD at June 30, 2023). In order to enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock, in exchange for our company issuing 345,220 shares of common stock: 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive. The resulting common shares were valued at $71,703, which was recorded as interest expense.

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

As at June 30, 2023 and December 31, 2022, the Company had 903 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2023 and 2022, the Company issued common shares as follows:

During the six months ended June 30, 2022, the Company issued the following unregistered securities:

●	147,960 shares for Executive Board Chair services valued at $75,460.
●	67,079 shares for Investor Relations services valued at $22,980.
●	7,597,244 shares for Consultancy services valued at $1,979,082.
●	587,039 shares as commitment shares under the Equity Financing Agreement with GHS.
●	206,000 shares to White Lion Capital, LLC as a result of a Termination and Release Agreement.
●	903 shares of Series C Preferred Stock and 75% warrant coverage in connection with Securities Purchase Agreements with GHS and Proactive

Six months ended June, 2023, the Company issued the following unregistered securities:

●	312,500 shares for Consultancy services valued at $50,000.
●	500,000 shares for Professional services valued at $65,000.
●	311,159 shares for dividend due of Series C Preferred Stock to December 31, 2022 and 31 March 2023, valued at $43,805.
●	1,455,784 shares for Investor Relations services valued at $285,338.

As at June 30, 2023 and December 31, 2022, the Company had 156,888,761 and 154,309,318 shares of common stock issued and outstanding, respectively.

Warrants

The Company identified conversion features embedded within warrants issued during the six months ended June 30, 2022. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments in redemption value and the number of shares issued upon exercise (see Note 9 - Warrant Liability).

A summary of activity during the six-month period ended June 30, 2023 follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2022	2,538,101	$0.32	4.27
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2023	2,538,101	$0.32	3.77

Exercisable Warrants, June 30, 2023	2,538,101	$0.32	3.77

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2023:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	3.68	$0.34	941,599	$0.34
472,205	3.69	0.34	472,205	0.34
562,149	3.82	0.35	562,149	0.35
281,074	3.90	0.22	281,074	0.22
281,074	3.90	0.22	281,074	0.22
2,538,101	3.77	$0.32	2,538,101	$0.32

As at June 30, 2023, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

2022 Equity Incentive Plan

Restricted Stock Units

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

Stock options

On April 1, 2023, the Company granted options for the purchase of our Common stock to certain employees and non-employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors consistent with our 2022 Equity Incentive Plan which the Board adopted May 22, 2022. Our stock option grant general policy is options vest 40% on Grant Date, which is 90 days after commencement of service (typically the hire date) and the remaining vest monthly over 2 years and have a maximum term of ten years. Two executives with long term service in excess of 2 years and nine months were 100% vested on Grant Date.

The Company determined our option liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of the Grant Date of the options. The Black Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the period ended June 30, 2023, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Six Months Ended
June 30, 2023
Expected term	5.00 – 5.00 years
Expected average volatility	195 - 197%
Expected dividend yield	0%
Risk-free interest rate	3.65 – 3.73%

The following summarizes the stock options activity for the six months ended June 30, 2023:

	Options Outstanding	Weighted-Average Exercise Price
Balance as of December 31, 2022	-	$-
Grants	7,680,000	0.17
Exercised	-	-
Cancelled	-	-
Balance as of June 30, 2023	7,680,000	$0.17

The following summarizes certain information about stock options vested and expected to vest as of June 30, 2023:

Options Outstanding			Options Exercisable
	Weighted Average Remaining
Number of Options	Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
3,360,000	4.27	$0.08	3,360,000	$0.11
960,000	1.22	0.02	960,000	0.03
3,360,000	4.27	0.07	1,512,000	0.04
7,680,000	9.76	$0.17	5,832,000

As of June 30, 2023 and December 2022, there was $298,840 and $0, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements which we expect to recognize within the next 24 months.

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

The registration statement on Form S-1 was effective as of June 24, 2022. During the year ended December 31, 2022 and through June 30, 2023 and subsequently, GHS has provided $0 under the EFA.

In consideration for entering the EFA, on March 4, 2022 the Company issued 587,039 shares of common stock to GHS valued at $234,522.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Premises

During the six months ended June 30, 2023 and 2022, the Company paid $0 and $4,264 for its rented premises in Dunfermline, Scotland. The 12-month lease was not renewed in March 2021, and they vacated the premises on July 14, 2022. The Company currently rents virtual office space on a month-by-month rolling contract at a monthly rate of $100. This lease is exempt from ASC 842 lease accounting due to its short term.

During the six months ended June 30, 2023 and 2022, the Company paid $1,200 and $1,200 for use of premises in New York, New York. The 12-month agreement was signed in August 2021 for twelve months, after which it became a rolling monthly contract at a monthly rate of $200 and is exempt from ASC 842 lease accounting due to its short term.

On March 25, 2022, the Company entered into a service agreement with PCG Advisory, Inc. The term was six months, commencing April 1, 2022. PCG Advisory, Inc. l received cash of $7,000, plus $7,000 stock compensation per month. The number of shares was to be determined based on the closing price on the last trading day of the previous month. The contract was terminated effective February 28, 2023.

Service Contracts

On February 14, 2023, the Company entered into a service agreement with Beyond Media SEZC. The term is twelve months, commencing February 14, 2023. Beyond Media will receive cash of $7,000 per month and has received 1,000,000 stock compensation valued at $180,000.

On February 23, 2023, the Company entered into a service agreement with Milestone Management Services, LLC. The term is six months, commencing February 23, 2023. Milestone Media Services, LLC received 325,000 stock compensation valued at $84,338.

On May 1, 2023, the Company entered into a service agreement with Outside-the-Box. The term is six months commencing May 1, 2023. Outside-the-Box is entitled to 625,000 shares of common stock valued at $100,000 in consideration for entrance into the agreement. 312,500 shares of common stock were issued May 1, 2023, with the balance of 312,500 due August 1, 2023.

On June 15, 2023, the Company entered into a service agreement with Launchpad IR. The term is six months, commencing June 15, 2023. Launchpad IR will receive compensation of $3,000 per month.

On June 23, 2023 the Company entered into a service agreement with Wise Law P.C. Wise Law P.C. received 500,000 stock compensation valued at $65,000.

Employment Agreements

David Chetwood

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

On April 1, 2023 our board of directors approved amended and restated employment agreements in favor of Chief Financial Officer, David Chetwood.

The amended employment agreement with Mr. Chetwood provides that we will compensate him with a yearly salary of $450,000, with payments reduced to $180,000 per annum until securing $5 million in debt or financing. As per the employment agreement an accrual is made for any unpaid portion of the compensation which comprises the reduced amount if not paid in the month due and the additional amount due upon securing finance or on termination of the employment agreement We also agreed to grant Mr. Chetwood the option to purchase 3,600,000 shares of common stock, at $0.1625 per share, with 40% vesting after 90 days of service and 60% vesting monthly over the following two years. He is also entitled to health and vacation benefits and, after 90 days of employment, six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Chetwood agreed to a two-year non-solicit restrictive covenant.

Stephen Morris

On April 1, 2023, our board of directors approved amended and restated employment agreements in favor of our Chief Technical Officer, Stephen Morris.

The amended employment agreement with Mr. Morris provides that we will compensate him with a yearly salary of $450,000, with payments reduced to $180,000 per annum until securing $5 million in debt or financing. As per the employment agreement an accrual is made for any unpaid portion of the compensation which comprises the reduced amount if not paid in the month due and the additional amount due upon securing finance or on termination of the employment agreement. We also agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share, fully vested. He is also entitled to health and vacation benefits and six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Morris agreed to a two-year non-solicit restrictive covenant.

Timothy Burks

On April 1, 2023, our board of directors approved an employment agreement and stock option grant in favor of our Chief Executive Officer, Mr. Burks. The employment agreement with Mr. Burks provides that we will compensate him with a yearly salary of $600,000, with payment reduced to $240,000 per annum upon securing $5 million in debt or financing. As per the employment agreement an accrual is made for any unpaid portion of the compensation which comprises the reduced amount if not paid in the month due and the additional amount due upon securing finance or on termination of the employment agreement. We also agreed to grant Mr. Burks the option to purchase 4,800,000 shares of common stock, at $0.1353 per share, with 40% vesting after 90 days of service and 60% vesting monthly over the following two years. He is also entitled to health and vacation benefits and, after 90 days of employment, six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Burks agreed to a two-year non-solicit restrictive covenant.

Paul Morrissey

On April 6, 2023, our board of directors approved a Non-Executive Board Agreement and Stock Option Grant in favor of Mr. Morrissey. The agreement with Mr. Morrissey provides that we will compensate him with a yearly fee of $300,000, paid monthly but reduced to $120,000 until securing $5 million in debt or financing. As per the non-executive board agreement, an accrual is made for any unpaid portion of the compensation which comprises the reduced amount if not paid in the month due and the additional amount due upon securing finance or on termination of the employment agreement. We also agreed to grant Mr. Morrissey the option to purchase 1,920,000 shares of common stock, at $0.1353 per share, with 40% vesting after 90 days of service and 60% vesting monthly over the following two years. He is also entitled to six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Morrissey agreed to a two-year non-solicit restrictive covenant.

Steven Saunders & Rik Willard

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

Pursuant to the provisions of the Separation Agreement with Mr. Saunders and in consideration for a complete release of claims, we agreed as follows:

●	As of the date of the Separation Agreement, Mr. Saunders is no longer an officer or director of our company, and all prior agreements with Mr. Saunders, including his employment agreement, are terminated in their entirety.
●	We agreed to pay a lump sum of $24,000 by February 20, 2023
●	We agreed to pay $73,500 in installments monthly over a period of six months; and
●	Final payment of $18,000 due by August 31, 2023.

Mr. Saunders forfeited 3,000,000 non-vested Restricted Stock Units awarded on May 31, 2022, under the 2022 Equity Incentive Plan.

Pursuant to the provisions of the Separation Agreement with Mr. Willard and in consideration for a complete release of claims, we agreed as follows:

●	As of the date of the Separation Agreement, Mr. Willard is no longer an officer or director of our company, and all prior agreements with Mr. Willard, including his employment agreement, are terminated in their entirety.
●	We agreed to pay a lump sum of $12,801 by February 20, 2023
●	We agreed to pay $75,806 in installments monthly over a period of six months from February 28, 2023 and continuing until July 31, 2023
●	We agreed to pay $4,806 in installments monthly over a period of six months from August 31, 2023 and continuing until January 31, 2024
●	The final payment of $18,000 is due by September 30, 2024; and
●	Our shareholder, Stephen Morris, has transferred to Mr. Willard 1,750,000 shares of his common stock.

Mr. Willard forfeited 5,400,000 non-vested Restricted Stock Units awarded on May 31, 2022, under the 2022 Equity Incentive Plan.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements and noted the following events requiring disclosure:

On August 1, 2023, the Company issued the balance of 312,500 shares of common stock as per the service agreement with Outside-the-Box (Note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, pandemics, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

Bubblr Inc. (DBA: “Ethical Web AI”) (the “Company”) is a revolutionary technology company that aims to redefine Internet search. With its focus on anonymity, fairness, and ethical principles, Bubblr Inc. presents a unique approach to the future of the Internet. The Company boasts two groundbreaking products: an Open-Source platform for building community super apps and an anonymous consumer app as an alternative to Chat GPT. Ethical Web AI is a company founded on the principles of digital disruption, innovation, and the emerging importance of ethical Internet applications. We call this emergent global movement the “Ethical Web.”

Ethical Web AI is more than just a technology company; it represents a paradigm shift in the online landscape. The Company’s vision is rooted in the belief that the future of the Internet lies in anonymity and fairness. By fixing search, Ethical Web AI aims to address broader issues in the online world while ensuring consumer anonymity. This approach enables small businesses to compete effectively, driving revenue for local communities.

Bubblr’s Mission

Ethical Web AI is on a mission to transform how users interact with the Internet, offering innovative solutions that prioritize consumer privacy and enhance the user experience.

Products

Ethical Web AI’s product portfolio consists of two innovative offerings.

1. AI Seek Apps: Empowering Anonymity and Enhanced User Experience

The AI Seek app is an enhanced version of Chat GPT, offering anonymous access to the technology without any registration requirements. The app provides a significantly improved user experience over traditional Chat GPT services, making it an attractive option for consumers seeking a more private and seamless search experience. AI Seek ensures that the app remains advertisement-free, providing a refreshing alternative to traditional search engines that rely heavily on advertising and consumer data.

2. Open-Source SaaS Platform for Goods and Services: Empowering Business and Community

Ethical Web AI’s Open-Source SaaS platform for Goods and Services is a game-changer for businesses and consumers alike. The platform will exclusively work in apps (mobile or desktop), providing an anonymous search mechanism for consumers even when interacting with suppliers.

At the heart of the platform’s efficiency is the use of Zero Party Data, derived from suppliers registered through licensees. This data is continually updated in real-time, ensuring highly accurate and up-to-date information, unlike traditional search engines that rely on less reliable web-crawled data.

The platform’s unique subscription model will enable merchants to be listed on the platform, generating recurring revenue for Ethical Web AI.

Patents

1. Internet-Based Search Mechanism for Goods and Services

We have created a new Internet-Based Search Mechanism, which has been granted a patent in South Africa (2016/06947), New Zealand (725014), the United States of America (‘Utility Patent No. U.S. 10977387, Canada (2962520), and Australia (2015248619), and we have patents pending on the same processes in the European Union (15723990.6) and the United Kingdom (PCT/GB2015/051130).

This utility patent grants Ethical Web AI the advantage of asynchronous search and client anonymity, making its apps uniquely secure and user-friendly. The patent’s title, “Internet Search Mechanism for Goods and Services that Only Works in Apps,” reflects the Company’s commitment to providing app-exclusive services that enhance user privacy and security.

2. Contextual Enveloping of Dynamic Hypertext Links

US Patent Application No 17/980298: Contextual Enveloping of Dynamic Hypertext Links is a sister patent to our approved Internet-Based Search Mechanism patent that will define an alternative mobile search system purely for information rather than goods and service. This utility patent represents a significant advancement in the user experience, enhancing access to Chat GPT through Ethical Web AI’s AI Seek app. The patent enables anonymous access to Chat GPT, delivering results in web pages that can be shared across various platforms.

Competition

The space for online marketplaces and ad networks is rapidly evolving. The Advertising Technology (Ad-tech) industry includes all kinds of tools, software platforms (Google, Facebook), agencies, data brokers, etc. It facilitates targeted advertisements that have become exponentially more invasive over the past decade due to massive amounts of personal data collection. It is a complex and opaque ecosystem that tracks, profiles, discriminates (both personal and business), and manipulates for profit. It is a multi-billion-dollar industry that is now facing litigation, investigations, and new regulations to curb its practices.

We face intense competition from companies with much larger capital resources than us, and, as a result, we could struggle to attract users and gain market share. Many of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees, and compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for networks and online marketplaces. A key advantage against better-resourced competitors is provisioning our technology and related acquisitions as an Open Source SAAS platform. This pushes all of the consumer and merchant marketing responsibility to the registered partners.

Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of users, such as mobile access or different market focus. Any such increased competition could cause pricing pressure, loss of business or decreased user activity, any of which could adversely affect our business and operating results.

We believe that we have competitive strengths and protection via our IP, which is defensible under the umbrella protection of our granted patents.

Results of Operation

Revenues

We did not achieve revenues from our current operations in 2022 or so for 2023. We will achieve revenues when we market, support, and deliver our products and service offerings to the market.

Operating Expenses

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	2023	2022	Change		2023	2022	Change
General and administrative	$1,178,987	$188,856	$990,131	524%	$1,195,276	$340,919	$854,357	251%
Professional fees	390,304	2,095,727	(1,705,423)	(81)	164,734	2,288,556	(2,123,822)	(93)
Sales and marketing	105,553	44,595	60,958	137	418,016	82,188	335,828	409
Amortization and depreciation	62,882	100,859	(37,977)	(38)	122,509	208,454	(85,945)	(41)
Research and development	52,119	52,694	(575)	(1)	91,271	113,955	(22,684)	(20)
Total operating expenses	$1,789,845	$2,482,731	$(692,886)	(28)%	$1,991,806	$3,034,072	$(1,042,266)	(34)%

General and administrative

General and administrative expenses consist mainly of compensation and costs associated with non-specific costs of running the business. These include, but are not limited to, the office costs, computer software, and telecoms.

The increase in general and administrative costs of $990,131 was primarily due to accrued compensation, director fees for new executives, and stock options awarded in the three months ended June 30, 2023, offset by the forfeiture of restricted stock units resulting in a reversal of prior year expense in the three months ended March 31, 2023.

Professional fees

Professional fees consist of costs in relation to legal, accounting, and consultants.

The decrease in professional fees of $1,705,423 is primarily due to issuing shares of common stock valued at $1,993,081 in 2022 for consulting services.

Sales and Marketing

Sales and marketing costs are costs incurred specifically in relation to fees and expenses for investor relations, advertising, marketing, press releases, and public relations.

The cost increase is primarily due to new investor relations services contracts paid for by issuing shares of common stock.

Amortization and depreciation

A significant portion of the amortization and depreciation costs are from the amortization of patents and intellectual property. Most of the patents and intellectual property are held in the UK subsidiary, Bubblr Ltd.

The reduction in costs is primarily due to lower amortization of Intellectual Property as IP added in 2016 of $1.68m (£1.3m) is fully amortized.

Research and Development

Costs incurred in relation to the development of the Company’s platform include costs associated with development staff and specialist software for product development and deployments.

Other Income (Expense), Net

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	2023	2022	Change		2023	2022	Change
Interest income	$15	$402	$(387)	(96)%	$113	$854	$(741)	(87)%
Interest expense	(617)	(30,420)	29,803	(98)	(1,746)	(445,264)	443,518	(100)
Gain/(loss) on change in fair value of warrant derivative liability	69,988	275,178	(205,190)	(75)	(2,531)	251,287	(253,818)	(101)
Foreign currency transaction gain/(loss)	17,242	(121,307)	138,549	(114)	38,417	(162,014)	200,431	(124)
	$86,628	$123,853	$(37,225)	(30)%	$34,253	$(355,137)	$389,390	(110)%

Interest Income

The Company earns interest income from its cash reserves and advances receivable. The decrease of interest is due to the loss of interest from the Company’s advances receivables, which were repaid in 2022.

Interest Expense

Interest expense consists of interest on borrowings, a Company vehicle, convertible notes, and related party loans.

Gain on change in fair value of warrant derivative liability.

The fair value market price of the common stock decreased from $0.17 to $0.14 and $0.42 to $0.24 in the three months ending June 30, 2023 and 2022, respectively. If the warrants were exercised at their respective exercise prices determined at issue, the Company would realize a gain of $69,988 and $275,178 in the three months ending June 30, 2023 and 2022, respectively.

The fair value market price of the common stock increased from $0.12 to $0.14 and decreased from $0.34 to $0.24 in the six months ending June 30, 2023 and 2022, respectively. If the warrants were exercised at their respective exercise prices determined at issue, the Company would realize a loss of $2,531 and a gain of $251,287 in the six months ending June 30, 2023 and 2022, respectively.

Foreign currency translation gain (loss)

The gains and losses on foreign currency translation are due to the fluctuations in the U.S. dollar and British Pound Sterling exchange rates.

Net Loss after income tax

The net loss after income tax was $1,703,217 and $2,358,878 for the three months ended June 30, 2023 and 2022, respectively.

The net loss after income tax was $1,957,553 and $3,389,209 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our Company on June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022	Change

Current Assets	$13,248	$42,417	$(29,169)	(69)%
Current Liabilities	1,794,815	595,856	1,198,959	201

Working Capital Deficit	$(1,781,567)	$(553,439)	$(1,228,128)	222%

Current Assets

Current assets consist of cash and advances receivable.

The decrease in current assets of $29,169 was primarily due to a decrease in cash of $27,026.

Current Liabilities

Current Liabilities consist of accounts payable, accrued liabilities and loans.

The increase in current liabilities of $1,198,959 was primarily due to increases of $52,431 in accounts payable, $68,750 in accrued director fees, $505,474 in accrued wages and salaries, $154,185 for a settlement agreement with former executives, and $361,674 in additional related-party loans.

Working Capital Deficit

The working capital deficit increased by $1,228,128.

Liquidity

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we will be able to secure such funding on acceptable terms.

As no revenues are generated from our current operations, we will require additional debt or capital to continue operating and expanding our business. Sources of additional financing or arrangements with third parties may include equity or debt financing, bank loans, related-party loans, or revolving credit facilities. We may not be successful in locating suitable financing transactions in the period required or at all, and we may not obtain the capital we require by other means. Unless we can attract additional investment, our operating as a going concern is in doubt.

We voluntarily file annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. To meet the needs to comply with the requirements of the Exchange Act, we will need an investment of capital.

If we are unable to obtain sufficient additional capital, we may have to cease filing our SEC reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, and stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Cash Flow

	Six Months Ended June 30,
	2023	2022	Change	%
Cash used in Operating activities	$(283,587)	$(882,052)	$598,465	(68)%
Cash used in Investing Activities	(12,839)	(19,228)	6,389	(33)
Cash provided by Financing Activities	301,811	716,063	(414,252)	(58)

Cash on Hand	$5,507	$55,932	$(50,425)	(90)%

Operating Activities

The decrease in net cash used in operating activities of $598,465 was primarily due to the award of restricted stock units awarded in 2022 and forfeited in 2023.

Investing Activities

Net cash used in investing activities was on Patents and Trademarks.

Financing Activities

The reduction in net cash provided by financing activities of $414,252 was primarily due to $789,000 received in 2022 from the issuance of Series C Preferred Stock, offset by an increase of proceeds of $364,976 from related party loans in 2023 from 2022.

Cash on Hand

The reduction of cash on hand was $50,425.

The Company is currently exploring future fundraising options, including equity, debt, the sale of/or the licensing of the Company’s Patent(s) and/or IP, with a holdback of the Company’s rights to use the IP to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe our most critical accounting policies and estimates relate to the following:

●	Foreign Currency Translations
●	Intangible Assets
●	Long-lived Assets
●	Income Taxes
●	Stock-based Compensation
●	Common Stock Purchase Warrants and Derivative Financial Instruments
●	Convertible Financial Instruments
●	Fair Value of Financial Instruments

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

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed, and lives of intangible assets with determinable lives may be adjusted.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. The asset is written down to its estimated fair value if an impairment is indicated.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax bases of assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. These criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 Compensation - Stock Compensation which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expenses in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Stock Options awarded as compensation per the Company’s 2022 Equity Incentive Plan are deemed to be unissued until vested. Stock Option compensation is recognized as an expense over the vesting period. Awards forfeited due to unfulfillment of obligations, such as termination of employment prior to the award being fully vested, for no cash or other consideration, are not recognized as an expense, and any previously recognized costs are reversed in the period of forfeiture.

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses the classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the quarters ended June 30, 2023, and 2022 included herein.

Off-Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act) as of the end of the period being reported by this Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not effective or sufficient to accomplish their objectives at the reasonable assurance level as of June 30, 2023.

Management’s Report of Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. An evaluation was performed of the effectiveness of our internal control over financial reporting. The evaluation was based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria set forth in the 2013 Internal Control-Integrated Framework, our management concluded that as of June 30, 2023, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

●	We have limited written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets, and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We have insufficient personnel with the requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee and only one outside director on our board of directors, resulting in ineffective oversight in establishing and monitoring required internal controls and procedures.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Management is committed to improving its internal controls when we have adequate resources to do so, and we appointed a full-time chief financial officer in February 2023. We will appoint outside directors and establish an audit committee in 2023 or 2024. Due to the nature of these material weaknesses, misstatements that could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

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

Changes in Internal Control over Financial Reporting

In the three months ended June 30, 2023, there were no material changes in our internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pended legal proceedings. We are unaware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

In the six months ended June 30, 2023, the Company issued the following unregistered securities:

●	311,159 shares for dividend due of Series C Preferred Stock valued at $43,805.
●	2,268,284 shares for consulting services valued at $400,338.

On August 1, 2023, the Company issued the balance of 312,500 shares of common stock as per the service agreement with Outside-the-Box (See Note 11 to our financial statements).

These securities were issued pursuant to Section 4.(a)(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view toward distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bubblr, Inc.

Date:	August 14, 2023

By:	/s/ Timothy Burks
Timothy Burks
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ David Chetwood
David Chetwood
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

