Form 10-Q
period 2023-09-30
Bubblr Inc.
filed 2023-11-14
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2023, there were 157,201,261 outstanding shares of the registrant’s Common Stock, $.01 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022 (unaudited);
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023, and 2022 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2023, and 2022 (unaudited);
F-5	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023, and 2022 (unaudited); and
F-6	Notes to the Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2023, are not necessarily indicative of the results that can be expected for the full year ending December 31, 2023.

3

BUBBLR INC.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

BUBBLR INC.

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$1,660	$32,533
Other receivables	9,093	9,884
Total current assets	10,753	42,417

Non-current Assets:
Property and equipment, net	39,133	47,956
Intangible assets, net	1,190,704	1,325,995
Total non-current assets	1,229,837	1,373,951
TOTAL ASSETS	$1,240,590	$1,416,368

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$293,249	$141,605
Accrued liabilities	1,316,874	50,094
Loan payable, current	12,084	11,987
Loan payable - related party, current	814,582	392,170
Total current liabilities	2,436,789	595,856

Non-current liabilities:
Loan payable, non-current	3,232	10,465
Loan payable - related party, non-current	529,545	525,291
Warrant derivative liability	83,495	198,479
Total non-current liabilities	616,272	734,235

Total Liabilities	3,053,061	1,330,091

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 157,201,261 and 154,309,318 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,572,013	1,543,093
Additional paid-in capital	12,263,386	11,006,607
Accumulated deficit	(16,069,209)	(12,875,437)
Accumulated other comprehensive income	421,338	412,013
Total Stockholders’ Equity (Deficit)	(1,812,471)	86,277
TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,240,590	$1,416,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2023, and 2022

(Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Revenue	$		$		$		$
Sales		1,151		-		1,151		-
Gross profit		1,151		-		1,151		-

Operating Expenses
General and administrative		$1,016,034		$172,600		$2,211,310		$513,519
Professional fees		13,878		160,794		178,612		2,449,350
Sales and marketing		93,125		63,300		511,141		145,488
Amortization and depreciation		54,331		60,234		176,840		268,688
Research and development		59,889		53,132		151,160		167,087
Total operating expense		1,237,257		510,060		3,229,063		3,544,132

Operating loss		(1,236,106)		(510,060)		(3,227,912)		(3,544,132)

Other income (expense)
Interest income		29		389		142		1,243
Interest expense		(7,704)		(102,088)		(9,450)		(547,352)
Gain (loss) on change in fair value of warrant derivative liability		117,515		133,096		114,984		384,383
Foreign currency transaction gain (loss)		(44,937)		(127,776)		(6,520)		(289,790)
Total other income (expense)		64,903		(96,379)		99,156		(451,516)

Net loss before income tax		$(1,171,203)		$(606,439)		$(3,128,756)		$(3,995,648)
Provision for income tax		-		-		-		-
Net loss after income tax		$(1,171,203)		$(606,439)		$(3,128,756)		$(3,995,648)

Other comprehensive income (loss)
Foreign currency translation gain (loss)		68,986		41,565		9,325		102,244
Total other comprehensive income (loss)		68,986		41,565		9,325		102,244

Net comprehensive loss		$(1,102,217)		$(564,874)		$(3,119,431)		$(3,893,404)

Net loss per common share, basic and diluted		$(0.01)		$0.00		$(0.02)		$(0.03)

Weighted average number of common shares outstanding, basic and diluted		156,088,337		140,102,076		157,095,963		147,665,283

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2023, and 2022

(Unaudited)

	2019 Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Deferred		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Compensation	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)

Balance - December 31, 2021	1	$-	-	$-	-	$0	140,186,096	$1,401,861	$5,478,801	$0	$(8,385,496)	$377,244	$(1,127,590)

Issuance of common shares for Services - Executive Board							147,960	1,480	73,980				75,460
Issuance of common shares for Services - Consulting							19,250	193	8,787				8,980
Issuance of common shares for Equity Finance Agreement Incentive							793,039	7,930	371,884				379,814
Issuance of Series C Preferred Shares					503	1			(1)				-
Dividend Series C Preferred shares											(3,272)		(3,272)
Net loss											(1,030,331)		(1,030,331)
Other comprehensive income												13,373	13,373
Balance -March 31, 2022	1	$-	-	$-	503	$1	141,146,345	$1,411,464	$5,933,451	$0	$(9,419,099)	$390,617	$(1,683,566)

Issuance of common shares for Services - Consulting							7,645,073	76,451	1,916,630				1,993,081
Issuance of common shares as deferred compensation							8,400,000	84,000	2,175,600	(2,259,600)			-
Vesting of common shares issued as deferred compensation										94,150			94,150
Issuance of Series C Preferred Shares					400	0			95,768				95,768
Dividend Series C Preferred Shares											(16,754)		(16,754)
Net loss											(2,358,878)		(2,358,878)
Other comprehensive income												47,306	47,306
Balance -June 30, 2022	1	$-	-	$-	903	$1	157,191,418	$1,571,915	$10,121,449	$(2,165,450)	$(11,794,731)	$437,923	$(1,828,893)

Issuance of common shares for Services - Consulting							96,524	965	20,035				21,000
Issuance of common shares for loan waiver							345,220	3,452	68,251				71,703
Vesting of common shares issued as deferred compensation									-	94,150			94,150
Dividend Series C Preferred Shares											(22,133)		(22,133)
Repurchase and cancellation of Special 2019 Series A Preferred Stock via issuance of related party note payable	(1)								(60,000)				(60,000)
Net loss											(606,439)		(606,439)
Other comprehensive income												41,565	41,565
Balance -September 30, 2022	-	$-	-	$-	903	$1	157,633,162	$1,576,332	$10,149,735	$(2,071,300)	$(12,423,303)	$479,488	$(2,289,047)

Balance -December 31, 2022	-	$-	-	$-	903	$1	154,309,318	$1,543,093	$11,006,607	$0	$(12,875,437)	$412,013	$86,277

Issuance of common shares for Services - Consulting							1,455,784	14,558	270,780				285,338
Forfiet of restricted stock units									(659,052)				(659,052)
Issuance of common shares for Sseries C Preferred Shares Dividend							183,676	1,837	20,296				22,133
Dividend Series C Preferred Shares											(21,672)		(21,672)
Net Loss											(254,336)		(254,336)
Other comprehensive income												(19,142)	(19,142)
Balance -March 31, 2023	-	$-	-	$-	903	$1	155,948,778	$1,559,488	$10,638,631		$(13,151,445)	$392,871	$(560,454)

Issuance of common shares for Services - Consulting							812,500	8,125	106,875				115,000
Issuance of common shares for Sseries C Preferred Shares Dividend							127,483	1,275	20,397				21,672
Vesting of Share Options									978,410				978,410
Dividend Series C Preferred Shares											(21,672)		(21,672)
Net Loss											(1,703,217)		(1,703,217)
Other comprehensive income												(40,519)	(40,519)
Balance -June 30, 2023	-	$-	-	$-	903	$1	156,888,761	$1,568,888	$11,744,313		$(14,876,334)	$352,352	$(1,210,780)

Issuance of common shares for Services - Consulting							312,500	3,125	46,875				50,000
Vesting of Share Options									472,198				472,198
Dividend Series C Preferred Shares											(21,672)		(21,672)
Net Loss											(1,171,203)		(1,171,203)
Other comprehensive income												68,986	68,986
Balance -September 30, 2023	-	$-	-	$-	903	$1	157,201,261	$1,572,013	$12,263,386		$(16,069,209)	$421,338	$(1,812,471)

BUBBLR INC.

Consolidated Statement of Cashflows

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(3,128,756)	$(3,995,648)
Adjustments for:
Net loss to net cash used in operating activities:
Stock based compensation	450,338	2,098,521
Stock based finance incentive	-	451,517
Vesting of stock-based compensation	1,450,608	188,300
Forfeit of restricted stock units	(659,052)	-
Change in fair value of warrant derivative liability	(114,984)	(384,383)
Amortization of debt discount	6,954	52,287
Amortization of intangible asset	167,630	258,365
Depreciation	9,210	10,323
Changes in operating assets and liabilities:
Decrease in other receivables	887	6,113
Increase in accrued liabilities	216,666	36,642
Increase (decrease) in accounts payable	1,187,896	(85,900)
Net cash used in operating activities	(412,603)	(1,363,863)

Cash flows from investing activities
Proceeds from repayment of advances receivable	-	1,231
Purchase of intangible assets	(21,935)	(19,513)
Net cash used in investing activities	(21,935)	(18,282)

Cash flows from financing activities
Payment of dividend	-	(20,026)
Proceeds from loans payable	-	15,000
Repayment of loans payable	(7,467)	(22,595)
Repayment of loans payable - related party	(18,228)	(77,940)
Proceeds from loans payable - related party	408,665	498,197
Net proceeds from issuance of Series C Preferred stock	-	789,000
Net cash provided by financing activities	382,970	1,181,636

Effects of exchange rate changes on cash	20,695	292,322

Net Change in Cash	(30,873)	91,813
Cash - Beginning of Period	32,533	62,967
Cash - End of Period	$1,660	$154,780

Supplemental information:
Cash paid for interest	$12,921	$6,963
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Common stock issued in satisfaction of dividend payable	$43,805	$22,133
Repurchase and cancellation of Special 2019 Series A Preferred Stock via issuance of related party note payable	$-	$60,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

BUBBLR INC.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2023, and 2022

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $3,119,431 during the nine months ended September 30, 2023, and has an accumulated deficit of $16,069,209 as of September 30, 2023. In addition, current liabilities exceed current assets by $2,426,036 as of September 30, 2023.

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

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the year ended December 31, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments that are adjusted to fair market value on reporting dates. At September 30, 2023 and December 31, 2022 the warrant liabilities balances were $83,495 and $198,479 respectively. There were no changes in the fair value hierarchy leveling during the nine months ended September 30, 2023.

Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Restricted stock units (“RSUs”) issued as compensation in accordance with the Company’s 2022 Equity Incentive Plan are deemed to be unissued until fully vested. RSU compensation is recognized as expense over the vesting period. Upon repurchase of the award any unrecognized compensation, net of cash payments, is expensed immediately. Awards forfeited due to unfulfillment of obligations, such as termination of employment prior to the award being fully vested, for no cash or other consideration, are not recognized as an expense and any previously recognized costs are reversed in the period of forfeiture.

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

For the nine months ended September 30, 2023, and 2022, the following outstanding stock was excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	September 30,
	2023	2022
	(Shares)	(Shares)
Series C Preferred Stock	3,384,135	3,384,135
Warrants	2,358,101	2,358,101
Convertible Notes	-	2,037,834
Total	5,742,236	7,780,070

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is generally their local currency of Great British Pounds (GBP). Local currency assets and liabilities are translated at the exchange rates on the balance sheet date, and local currency revenues and expenses are translated at weighted average exchange rates during the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

	September 30,		December 31,
	2023	2022	2022
Period-end GBP£: U.S.$ exchange rate	1.2199	1.1171	1.2101
Weighted average GBP£: U.S.$ exchange rate	1.2447	1.2661	1.2430

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Losses on foreign exchange transactions totaling $6,250 and $289,790 were recognized during the nine months ended September 30, 2023, and 2022, respectively.

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

As of September 30, 2023, and December 31, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 – OTHER RECEIVABLES

As of September 30, 2023, and December 31, 2022, accounts receivable consisted of the following:

	September 30,	December 31,
	2023	2022

Deposit	$200	$200
UK VAT Receivable	8,893	9,684
Other receivables	$9,093	$9,884

NOTE 4 - PROPERTY AND EQUIPMENT

As of September 30, 2023, and December 31, 2022, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2022	$56,875	$28,179	$563	$85,617
Additions
Effects of currency translation	460	228	4	692
At September 30, 2023	57,335	28,407	567	86,309

Less accumulated depreciation
At December 31, 2022	$18,659	$18,636	$366	$37,661
Depreciation expense	4,576	4,550	84	9,210
Effects of currency translation	151	152	2	305
At September 30, 2023	23,386	23,338	452	47,176

Net book value
At September 30, 2023	33,949	5,069	115	39,133
At December 31, 2022	$38,216	$9,543	$197	$47,956

During the nine months ended September 30, 2023, and 2022, the Company recorded depreciation expenses of $9,210 and $10,323, respectively. There were no purchases, impairment, or disposals of property and equipment.

NOTE 5 - INTANGIBLE ASSETS

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, New Zealand, Canada, and Australia. The patent is pending in the European Union, and the United Kingdom.

Patents on Contextual Enveloping of Dynamic Hypertext Links and Real-Time Data Processing are pending in the United States

Patents are reported at cost, less accumulated amortization, and accumulated impairment loss. Costs include expenditure that is directly attributable to the acquisition of the asset. Once a patent provides economic benefit to the Company, amortization is provided on a straight-line basis on all patents over their expected useful lives of 20 years.

Intellectual Property

Intellectual Property capitalizes the Company’s qualifying internal research and developments costs. Intellectual property is amortized over its useful life of 7 years and reported at cost less accumulated amortization and accumulated impairment loss.

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

As of September 30, 2023, and December 31, 2022, trademarks consisted of the following:

	September 30,	December 31,
	2023	2022
Trademarks:
NewzMineTM	$11,494	$9,920
Citizens Journalist™	25,367	25,367
Effects of currency translation	(3,204)	(3,461)
	$33,657	$31,826

As of September 30, 2023, and December 31, 2022, intangible assets consisted of the following:

	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
Cost
At December 31, 2022	$168,300	$31,826	$2,764,198	$45,745	$3,010,069
Additions	20,361	1,574	-	-	21,935
Effects of currency translation	1,362	257	22,388	-	24,007
At September 30, 2023	$190,023	$33,657	$2,786,586	$45,745	$3,056,011

Less accumulated amortization
At December 31, 2022	$4,947	$-	$1,674,551	$4,576	$1,684,074
Amortization expense	37,272	-	128,642	1,716	167,630
Effects of currency translation	40	-	13,563	-	13,603
At September 30, 2023	$42,259	$-	$1,816,756	$6,292	$1,865,307

Net book value
At September 30, 2023	$147,764	$33,657	$969,830	$39,453	$1,190,704
At December 31, 2022	$163,353	$31,826	$1,089,647	$41,169	$1,325,995

During the nine months ended September 30, 2023, and 2022, the Company purchased $21,935 and $19,513 in intangible assets and recorded amortization expenses of $167,630 and $258,365, respectively. During the nine months ended September 30, 2023, and 2022, impairment of $0 and $0 was recorded. Based on the carrying value of definite-lived intangible assets as of September 30, 2023, we estimate our amortization expense for the next five years will be as follows:

			Capitalized
		Intellectual	Acquisition
Nine months ended September 30,	Patents	Property	Costs	Total
Three months 2023	$1,847	$34,637	$572	$37,056
2024	7,388	138,547	2,888	148,823
2025	7,388	138,547	2,888	148,823
2026	7,388	138,547	2,888	148,823
2027	7,388	138,547	2,888	148,823
2028	7,388	138,547	2,888	148,823
Thereafter	108,977	242,458	27,441	378,876
	$147,764	$969,830	$39,453	$1,157,047

NOTE 6 – ACCRUED LIABILITIES

As of September 30, 2023, and December 31, 2022, accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accruals	$50,256	$-
Accrued interest	-	3,143
Directors Fees	143,750	-
Dividends payable	43,344	22,133
Settlement payable	154,185	-
Wages and salaries	925,339	24,818
Total Accrued liabilities	$1,316,874	$50,094

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

In November 2019, the Company purchased a vehicle under a capital finance arrangement. The term of this loan is 5 years, and the annual interest rate is 6.90%. At September 30, 2023, and December 31, 2022, loan payable obligations included in current liabilities were $ and $11,987, respectively, and loan payable obligations included in long-term liabilities were $0 and $10,465, respectively.

During the nine months ended September 30, 2023, and 2022, the Company made $7,467 and $7,595, respectively, in loan payments.

At September 30, 2023, future minimum payments under the loan are as follows:

Total
2023 (three months remaining in 2023)	$2,489
2024	9,955
12,444
Less: Imputed interest	2,872
Loan payable	15,316

Loan payable – current	12,084
Loan payable - non-current	$3,232

NOTE 8 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company had received a loan from a minority shareholder of $19,709 in February 2022 that bore interest at the rate of 20% per annum. The principal of $18,228, plus accrued interest of $3,646, totaling $21,874 was repaid on February 15, 2023. The related party loan of $81,162 was borrowed in Q4 2021, which bore no interest, and was repaid in full by April 30, 2022.

In the nine months to September 30, 2023, the Company received a loan of $27,672 (£22,700) from an executive of the Company. The Loan had an original issue discount of $6,954 (£5,700). The net proceeds received by the Company totaled $20,738(£17,000), and the $6,954(£5,700) debt discount was amortized to interest expense during the period the loan was outstanding. The loan principal is due to be repaid on October 6, 2023.

Activity on this loan to arrive at September 30, 2023, and December 31, 2022, balances is as follows:

	September 30,	December 31,
	2023	2022
Beginning Balance	$18,152	$81,162
Effects of currency translation	76	(4,779)
Loan Payable	18,228	76,383

Addition	27,692	19,709
Repayment	(18,228)	(77,940)
Ending Balance	$27,692	$18,152

During the nine months ended September 30, 2023, and 2022, the Company received proceeds on these loans of $20,738ok directors fee and $19,709, respectively, made repayments of $18,228 and $79,940, respectively, and accrued interest of $0 and $443, respectively. The Loans from related parties were received in GBP, and any difference deduced is due to fluctuation in the exchange rate.

The Company has loans from our founder, Stephen Morris, with a balance of $1,316,435 and $899,309 at September 30, 2023 and December 31, 2022, respectively as follows:

Loan 1.

The loan is non-interest-bearing and repayable on demand.

On May 23, 2022, the Company entered an amendment to the Loan Agreement between Bubblr Limited and Mr. Morris to change the loan from a demand loan to have a maturity date on the earlier of (i) the completion of an offering by Bubblr, Inc., in the amount of no less than $7,500,000 in a public offering, or (ii) two years from the date of the amendment.

In addition, on a date no later than five (5) business days from the completion of bridge financing of no less than $1.5 million USD, the Company shall pay to Mr. Morris an amount equal to $140,289 (£115,000) as an installment payment on the principal of the Loan, and the balance of the principal of the Loan shall be paid at the Maturity Date

On September 6, 2022, the Company entered into a second amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to add $60,000 (£52,088) to the principal of the loan in exchange for Mr. Morris canceling his Special 2019 Series A Preferred Stock, which had super-voting rights.

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

In aggregate, the Company received $387,927 and $0 proceeds and made repayments of $0 and $0 during the nine months ended September 30, 2023, and 2022, respectively, on the loans with Mr. Morris.

Loan 2.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible, and is due upon maturity, which is three years after the date of the agreement.

Activity on this loan to arrive at September 30, 2023, and December 31, 2022, balances is as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2023	2022
Beginning balance current	$374,018	428,117
Effects of currency translation	3,029	(42,619)
Loan Payable	377,047	385,558
Additions	387,927
Conversion from preferred stock	-	60,000
Assignment of advances receivable	21,916	(71,540)
Ending balance – Current	$786,890	$374,018

Beginning balance non-current	$525,291	$-
Additions	-	501,049
Effects of currency translation	4,254	24,242
Ending balance non-current	$529,545	525,291

Ending balance current and non-current	$1,316,435	$899,309

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

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of September 30, 2023. The Black Scholes model requires nine basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the period ended September 30, 2023, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Nine Months Ended
September 30,
2023
Expected term	1.71 - 2.50 years
Expected average volatility	177 - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 5.46%

The following table summarizes the changes in the warrant liabilities during the period ended September 30, 2023, and December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Addition of new warrants	$721,275
Additional day-one loss	(28,043)
Change in fair value of warrant liability	(494,753)
Warrant liability as of December 31, 2022	$198,479

Addition of new warrants	$-
Additional day-one loss	-
Change in fair value of warrant liability	(114,984)
Warrant liability as of September 30, 2023	$83,495

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

The Company has the right to redeem the Series C Convertible Preferred Stock in accordance with the following schedule:

●	The Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 120% of the Stated Value together with any accrued but unpaid dividends; and

●	The Company shall pay 8% per annum dividend on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. Dividends shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock whether or not earned or declared and whether or not there are profits, surplus, or other funds of the Company legally available for the payment of dividends.

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

On September 24, 2022, the Company issued the fourth tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $92,000 to the Company (excluded were legal fees and a transaction fee charged by Spartan Capital).

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060 (US$550,468 at September 30, 2023). In order to enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock, in exchange for our company issuing 345,220 shares of common stock: 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive. The resulting common shares were valued at $71,703, recorded as interest expense.

As a result of the above transactions, the Company received total net proceeds of $789,000, of which $721,275 has been allocated to the warrants and Series C Preferred Stock based on the warrants’ fair market values on each contract date, with the residual loss of $28,043 allocated to day-one loss on warrant liability associated with the March 2022 issuances, and excess proceeds of $95,768 allocated to the Series C Preferred Stock associated with the April, May, and September 2022 issuances.

As at September 30, 2023 and December 31, 2022, the Company had 903 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2022, the Company issued the following unregistered securities:

●	147,960 shares for Executive Board Chair services valued at $75,460.
●	67,079 shares for Investor Relations services valued at $22,980.
●	7,597,244 shares for Consultancy services valued at $1,979,082.
●	587,039 shares as commitment shares under the Equity Financing Agreement with GHS.
●	206,000 shares to White Lion Capital, LLC as a result of a Termination and Release Agreement.
●	903 shares of Series C Preferred Stock and 75% warrant coverage in connection with Securities Purchase Agreements with GHS and Proactive

During the nine months ended September 30, 2023, the Company issued the following unregistered securities:

●	625,000 shares for Consultancy services valued at $100,000.
●	500,000 shares for Professional services valued at $65,000.
●	311,159 shares for dividend due of Series C Preferred Stock valued at $43,805.
●	1,455,784 shares for Investor Relations services valued at $285,338.

As at September 30, 2023, and December 31, 2022, the Company had 157,201,261 and 154,309,318 shares of common stock issued and outstanding, respectively.

The above securities were issued in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended, and/or in reliance on the exception from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Warrants

The Company identified conversion features embedded within warrants issued during the nine months ended September 30, 2022. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments in redemption value and the number of shares issued upon exercise (see Note 9 - Warrant Liability).

A summary of activity during the nine-month period ended September 30, 2023, follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2022	2,538,101	$0.32	4.27
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2023	2,538,101	$0.32	3.52

Exercisable Warrants, September 30, 2023	2,538,101	$0.32	3.52

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2023:

Warrants Outstanding			Warrants Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	3.43	$0.34	941,599	$0.34
472,205	3.44	0.34	472,205	0.34
562,149	3.57	0.35	562,149	0.35
281,074	3.65	0.22	281,074	0.22
281,074	3.74	0.22	281,074	0.22
2,538,101	3.52	$0.32	2,538,101	$0.32

As at September 30, 2023, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

2022 Equity Incentive Plan

Restricted Stock Units

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) and, unless earlier terminated, will continue until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan. The 2022 Equity Incentive Plan aims to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is largely dependent.

If the employee is terminated for cause, the employee will forfeit the Restricted Stock Units (“RSUs”) awarded to date.

During the year ended December 31, 2022, the Company issued, pursuant to the 2022 Equity Incentive Plan, a total of 8,400,000 RSUs to two Company executives pursuant to their employment agreements. (See Note 11 - Commitments and Contingencies) 4,200,000 shares of performance-based stock compensation were scheduled to vest on each September 1, 2023, and September 1, 2024, respectively. The Company had elected to treat the award as a single award of 8,400,000 shares that vests ratably over the vesting period.

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

On January 31, 2023 (the “Termination Date”), the award of 8,400,000 RSUs was forfeited by the executives upon their termination of employment. Pursuant to ASC-718-10-30-12, no compensation cost is recognized for instruments that employees forfeit for no cash or other consideration because a service or performance condition is not satisfied. Further, the value of instruments for which the requisite service is not rendered before the award is fully vested is not recognized as an expense, and any previously recognized costs are reversed upon forfeiture. As a result, the remaining unvested stock compensation of $1,600,548 was not recognized, and the prior year recognition of $659,052 in compensation was reversed on the Termination Date.

Stock Options

On April 1, 2023, the Company granted options for purchasing our Common stock to certain employees and non-employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors consistent with our 2022 Equity Incentive Plan, which the Board adopted on May 22, 2022. Our stock option grant general policy is options vest 40% on the Grant Date, which is 90 days after commencement of service (typically the hire date), and the remaining vest monthly over two years and has a maximum term of ten years. Two executives with long-term service over two years and nine months were 100% vested on the Grant Date.

The Company determined our option liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of the Grant Date of the options. The Black Scholes model requires nine basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the period ended September 30, 2023, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Nine Months Ended
September 30,
2023
Expected term	5.00 – 5.00 years
Expected average volatility	195 - 199%
Expected dividend yield	0%
Risk-free interest rate	3.73 – 4.49%

The following summarizes the stock options activity for the nine months ended September 30, 2023:

	Options	Weighted-Average
	Outstanding	Exercise Price
Balance as of December 31, 2022	-	$-
Grants	14,400,000	0.16
Exercised	-	-
Cancelled	-	-
Balance as of September 30, 2023	14,400,000	$0.16

The following summarizes certain information about stock options vested and expected to vest as of September 30, 2023:

Options Outstanding			Options Exercisable
Number of Options	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
3,360,000	2.22	$0.04	3,360,000	$0.069
960,000	0.63	0.01	960,000	0.018
3,360,000	2.22	0.04	1,764,000	0.031
4,800,000	3.17	0.05	2,160,000	0.032
1,920,000	1.27	0.02	864,000	0.013
14,400,000	9.51	$0.16	9,108,000	0.16

As of September 30, 2023, and December 2022, there were $735,662 and $0, respectively, of total unrecognized compensation costs related to non-vested share-based compensation arrangements, which we expect to recognize within the next 21 months.

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

In consideration for entering into the SPA, on February 1, 2022, the Company issued 103,000 shares of common stock to WLC valued at $93,792.

On March 22, 2022, the Company entered into a Termination and Release Agreement with WLC to extinguish the SPA and Registration Rights Agreement in exchange for issuing 103,000 shares of common stock. The stock was issued on March 22, 2022, and was valued at $51,500.

On March 4, 2022, the Company entered into an Equity Financing Agreement (“EFA”) and Registration Rights Agreement with GHS Investments LLC (“GHS”). Under the terms of the EFA, GHS agreed to provide the Company with up to $15 million upon effectiveness of a registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission.

The registration statement on Form S-1 was effective as of September 24, 2022. During the year ended December 31, 2022, and through September 30, 2023, GHS subsequently provided $0 under the EFA.

In consideration for entering the EFA, on March 4, 2022, the Company issued 587,039 shares of common stock to GHS valued at $234,522.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Premises

During the nine months ended September 30, 2023, and 2022, the Company paid $473 and $5,345 for its rented premises in Dunfermline, Scotland. The 12-month lease was not renewed in March 2021, and they vacated the premises on July 14, 2022. The Company currently rents virtual office space on a month-by-month rolling contract at a monthly rate of $100. This lease is exempt from ASC 842 lease accounting due to its short term.

During the nine months ended September 30, 2023, and 2022, the Company paid $1,800 and $1,800 for use of premises in New York, New York. The 12-month agreement was signed in August 2021 for twelve months, after which it became a rolling monthly contract at a monthly rate of $200 and is exempt from ASC 842 lease accounting due to its short term.

On March 25, 2022, the Company entered into a service agreement with PCG Advisory, Inc. The term was nine months, commencing April 1, 2022. PCG Advisory, Inc. received cash of $7,000, plus $7,000 monthly stock compensation. The number of shares was to be determined based on the closing price on the last trading day of the previous month. The contract was terminated effective February 28, 2023.

Service Contracts

On February 14, 2023, the Company entered into a service agreement with Beyond Media SEZC. The term is twelve months, commencing February 14, 2023. Beyond Media will receive cash of $7,000 per month and has received 1,000,000 shares of common stock as stock compensation valued at $180,000.

On February 23, 2023, the Company entered into a service agreement with Milestone Management Services, LLC. The term is six months, commencing February 23, 2023. Milestone Media Services, LLC received 325,000 shares of common stock as compensation valued at $84,338. The service agreement was terminated on August 23, 2023.

On May 1, 2023, the Company entered into a service agreement with Outside-the-Box. The term is six months, commencing May 1, 2023. Outside-the-Box is entitled to 625,000 shares of common stock valued at $100,000 in consideration for entrance into the agreement. 312,500 shares of common stock were issued May 1, 2023, with the balance of 312,500 issued on August 1, 2023.

On June 15, 2023, the Company entered into a service agreement with Launchpad IR. The term is six months, commencing September 15, 2023. Launchpad IR will receive compensation of $3,000 per month.

On June 23, 2023, the Company entered into a service agreement with Wise Law P.C. Wise Law P.C. received 500,000 shares of common stock as compensation valued at $65,000.

Employment Agreements

David Chetwood

On April 1, 2023, our board of directors approved amended and restated employment agreement effective February 10, 2023, in favor of Chief Financial Officer, David Chetwood.

The amended employment agreement with Mr. Chetwood provides that we will compensate him with a yearly salary of $450,000, with payments reduced to $180,000 per annum until securing $5 million in debt or financing. As per the employment agreement, an accrual is made for any unpaid portion of the compensation, which comprises the reduced amount if not paid in the month due and the additional amount due upon securing finance or on termination of the employment agreement. We also agreed to grant Mr. Chetwood the option to purchase 3,600,000 shares of common stock at $0.1625 per share, with 40% vesting after 90 days of service and 60% vesting monthly over the following two years. He is also entitled to health and vacation benefits and, after 90 days of employment, a six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Chetwood agreed to a two-year non-solicit restrictive covenant.

Stephen Morris

On April 1, 2023, our board of directors approved amended and restated employment agreement in favor of our Chief Technical Officer, Stephen Morris.

The amended employment agreement with Mr. Morris provides that we will compensate him with a yearly salary of $450,000, with payments reduced to $180,000 per annum until securing $5 million in debt or financing. As per the employment agreement, an accrual is made for any unpaid portion of the compensation which comprises the reduced amount if not paid in the month due and the additional amount due upon securing finance or on termination of the employment agreement. We also agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share, fully vested. He is also entitled to health and vacation benefits and six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Morris agreed to a two-year non-solicit restrictive covenant.

Timothy Burks

On April 1, 2023, our board of directors approved an employment agreement and stock option grant in favor of our Chief Executive Officer, Mr. Burks. The employment agreement with Mr. Burks provides that we will compensate him with a yearly salary of $600,000, with payment reduced to $240,000 per annum upon securing $5 million in debt or financing. As per the employment agreement an accrual is made for any unpaid portion of the compensation which comprises the reduced amount if not paid in the month due and the additional amount due upon securing finance or on termination of the employment agreement. We also agreed to grant Mr. Burks the option to purchase 4,800,000 shares of common stock, at $0.1353 per share, with 40% vesting after 90 days of service and 60% vesting monthly over the following two years. He is also entitled to health and vacation benefits and, after 90 days of employment, a six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Burks agreed to a two-year non-solicit restrictive covenant.

Paul Morrissey

On April 6, 2023, our board of directors approved a Non-Executive Board Agreement and Stock Option Grant in favor of Mr. Morrissey. The agreement with Mr. Morrissey provides that we will compensate him with a yearly fee of $300,000, paid monthly but reduced to $120,000 until securing $5 million in debt or financing. As per the non-executive board agreement, an accrual is made for any unpaid portion of the compensation which comprises the reduced amount if not paid in the month due and the additional amount due upon securing finance or on termination of the employment agreement. We also agreed to grant Mr. Morrissey the option to purchase 1,920,000 shares of common stock, at $0.1353 per share, with 40% vesting after 90 days of service and 60% vesting monthly over the following two years. He is also entitled toa six-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. Mr. Morrissey agreed to a two-year non-solicit restrictive covenant.

Steven Saunders & Rik Willard

On May 31, 2022, our board of directors approved amended and restated employment agreements in favor of our then-Chief Executive Officer, Rik Willard, and our then-Chief Commercial Officer, Steven Saunders.

The employment agreement with Mr. Willard was amended as follows. In addition to his cash compensation, the Company agreed to further compensate Mr. Willard in accordance with our May 25, 2022, Equity Incentive Plan with 5,400,000 restricted stock units, which vest 2,700,000 annually over a period of two years. He was also entitled to health and vacation benefits and nine-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. He was also entitled to vesting of the restricted stock units upon any termination of employment by the Company. Mr. Willard agreed to a two-year non-solicit restrictive covenant. The agreement will automatically be renewed for a further year on May 31, 2023.

The employment agreement with Mr. Saunders was amended as follows. In addition to his cash compensation, the Company agreed to further compensate Mr. Saunders in accordance with our May 25, 2022, Equity Incentive Plan with 3,000,000 restricted stock units, which vests 1,500,000 annually over a period of two years. He was also entitled to health and vacation benefits and nine-month severance if terminated for good cause or if he resigns for good reason in a constructive termination. He was also entitled to vesting of the restricted stock units upon any termination of employment by the Company. Mr. Saunders agreed to a two-year non-solicit restrictive covenant.

On January 31, 2023, Steven Saunders and Rik Willard entered into a separation agreement with the Company regarding the terms and conditions of their departures from the Company.

Pursuant to the provisions of the Separation Agreement with Mr. Saunders and in consideration for a complete release of claims, we agreed as follows:

●	As of the Separation Agreement date, Mr. Saunders is no longer an officer or director of our company, and all prior agreements with Mr. Saunders, including his employment agreement, are terminated in their entirety.
●	In satisfaction of all amounts due Employee, the Company agrees to pay Employee the total sum of $116,000, payable according to the following schedule:

○	We agreed to pay a lump sum of $12,000 by February 10, 2023
○	We agreed to pay a lump sum of $12,000 by February 20, 2023
○	We agreed to pay $73,500 in six monthly installments commencing on February 28, 2023; and
○	Final payment of $18,000 due by August 31, 2023.

Mr. Saunders forfeited 3,000,000 non-vested Restricted Stock Units awarded on May 31, 2022, under the 2022 Equity Incentive Plan.

Pursuant to the provisions of the Separation Agreement with Mr. Willard and in consideration for a complete release of claims, we agreed as follows:

●	As of the date of the Separation Agreement, Mr. Willard is no longer an officer or director of our company, and all prior agreements with Mr. Willard, including his employment agreement, are terminated in their entirety.
●	In satisfaction of all amounts due Employee, the Company agrees to pay Employee the total sum of $112,418, according to the following schedule:

○	We agreed to pay a lump sum of $12,801 by February 20, 2023
○	We agreed to pay a total of $76,806 in six monthly installments commencing February 28, 2023
○	We agreed to pay a total of $4,806 in six monthly installments commencing August 31, 2023
○	The final payment of $18,000 is due by September 30, 2024; and

●	Our shareholder, Stephen Morris, has transferred to Mr. Willard 1,750,000 shares of his common stock.

Mr. Willard forfeited 5,400,000 non-vested Restricted Stock Units awarded on May 31, 2022, under the 2022 Equity Incentive Plan.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of this Quarterly Report on Form 10-Q and determined there were no subsequent events that would require adjustments to our disclosures in the consolidated financial statements.

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

Business Overview

Bubblr, Inc. (DBA: “Ethical Web AI”) (the “Company”) is a revolutionary technology company that aims to redefine Internet search. With its focus on anonymity, fairness, and ethical principles, Bubblr, Inc. presents a unique approach to the future of the Internet. The Company boasts two groundbreaking products: an Open-Source platform for building community super apps and an anonymous consumer app as an alternative to Chat GPT. Ethical Web AI is a company founded on the principles of digital disruption, innovation, and the emerging importance of ethical Internet applications. We call this emergent global movement the “Ethical Web.”

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

2. Open-Source SaaS Platform for Goods and Services: Empowering Business and Community

Ethical Web AI’s Open-Source SaaS platform for Goods and Services is a game-changer for businesses and consumers. The platform will exclusively work in apps (mobile or desktop), providing an anonymous search mechanism for consumers even when interacting with suppliers.

At the heart of the platform’s efficiency is Zero Party Data derived from suppliers registered through licensees. This data is continually updated in real-time, ensuring highly accurate and up-to-date information, unlike traditional search engines that rely on less reliable web-crawled data.

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

2. Contextual Enveloping of Dynamic Hypertext Links

US Patent Application No 17/980298: Contextual Enveloping of Dynamic Hypertext Links is a sister patent to our approved Internet-Based Search Mechanism patent that will define an alternative mobile search system purely for information rather than goods and services. This utility patent represents a significant advancement in the user experience, enhancing access to Chat GPT through Ethical Web AI’s AI Seek app. The patent enables anonymous access to Chat GPT, delivering results in web pages that can be shared across various platforms.

3. Real-Time Data Processing

US Patent Application No 18376101: Real-Time Data Processing in AI Models. This patent encompasses a groundbreaking methodology allowing AI models to handle queries that necessitate real-time, up-to-date information, heralding a transformative shift in AI capabilities.

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

We face intense competition from companies with much larger capital resources than us, and, as a result, we could struggle to attract users and gain market share. Many of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy. We will strive to advance our technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees, and compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for networks and online marketplaces. A key advantage against better-resourced competitors is provisioning our technology and related acquisitions as an open-source SAAS platform. This pushes all consumer and merchant marketing responsibility to the registered partners.

Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of users, such as mobile access or different market focus. Any such increased competition could cause pricing pressure, loss of business or decreased user activity, any of which could adversely affect our business and operating results.

We believe that we have competitive strengths and protection via our IP, which is defensible under the umbrella protection of our granted patents.

Results of Operation

Revenues

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	2023	2022	Change		2023	2022	Change
Sales	$1,151	$-	$1,151	100%	$1,151	$-	$1,151	100%
Total revenue	$1,151	$-	$1,151	100%	$1,151	$-	$1,151	100%

In the three months and nine months ended September 30, 2023, revenues were $1,151.We did not achieve revenues from operations in 2022. We will not achieve higher revenues unless we are able to develop, market, support and deliver our products and service offerings. There can be no assurances we can achieve significant revenues despite our efforts.

Operating Expenses

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	2023	2022	Change		2023	2022	Change
General and administrative	$1,016,034	$172,600	$843,434	489%	$2,211,310	$513,519	$1,697,791	331%
Professional fees	13,878	160,794	(146,916)	(91)	178,612	2,449,350	(2,270,738)	(93)
Sales and marketing	93,125	63,300	29,825	47	511,141	145,488	365,653	251
Amortization and depreciation	54,331	60,234	(5,903)	(10)	176,840	268,688	(91,848)	(34)
Research and development	59,889	53,132	6,757	13	151,160	167,087	(15,927)	(10)
Total operating expenses	$1,237,257	510,060	$727,197	143%	$3,229,063	$3,544,132	$(315,069)	(9)%

General and administrative

General and administrative expenses consist mainly of compensation and costs associated with non-specific costs of running the business. These include, but are not limited to, office costs, computer software, and telecoms.

The increase in general and administrative costs was primarily due to accrued compensation, director fees for new executives, and stock options awarded offset by the forfeiture of restricted stock units in the nine months ended September 30, 2022.

Professional fees

Professional fees consist of costs in relation to legal, accounting, and consultants.

The decrease in professional fees was primarily due to issuing shares of common stock valued at $1,993,081 in 2022 for consulting services.

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

Other Income (Expense), Net

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	2023	2022	Change		2023	2022	Change
Interest income	$29	$389	$(360)	(93)%	$142	1,243	(1,101)	(89)%
Interest expense	(7,704)	(102,088)	94,384	(92)	(9,450)	(547,352)	537,902	(98)
Gain on change in fair value of warrant derivative liability	117,515	133,096	(15,581)	-	114,984	384,383	(269,399)	(70)
Foreign currency transaction loss	(44,937)	(127,776)	82,839	(65)	(6,520)	(289,790)	283,270	(98)
	$64,903	$(96,379)	$161,282	(167)%	$99,156	$(451,516)	$550,672	(122)%

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

The market price of the common stock has decreased from the initial award of warrants in the period ending September 30, 2023. If the warrants were exercised at September 30, 2023 at their respective exercise price determined at issue, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.06 per share, the fair value market price of the common stock at September 30, 2023.

Foreign currency translation gain (loss)

The gains and losses on foreign currency translation are due to the fluctuations in the U.S. dollar and British Pound Sterling exchange rates.

Net Loss after income tax

The net loss after income tax was $1,171,203 and $606,439 for the three months ended September 30, 2023, and 2022, respectively.

The net loss after income tax was $3,128,756 and $3,995,648 for the nine months ended September 30, 2023, and 2022, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our Company on September 30, 2023, and December 31, 2022.

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022	Change

Current Assets	$10,753	$42,417	$(31,664)	(75)%
Current Liabilities	2,436,789	595,856	1,840,933	309

Working Capital Deficit	$(2,426,036)	$(553,439)	$(1,872,597)	338%

Current Assets

Current assets consist of cash and other receivable.

The decrease in current assets was primarily due to a decrease in cash.

Current Liabilities

Current Liabilities consist of accounts payable, accrued liabilities, and loans.

The increase in current liabilities was primarily due to increases of $151,644 in accounts payable, $143,750 in accrued director fees, $900,521 in accrued wages and salaries, $154,185 for a settlement agreement with former executives, and $422,412 in additional related-party loans.

Working Capital Deficit

The working capital deficit increased by $1,872,597.

Liquidity

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we can secure such funding on acceptable terms.

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

Cash Flow

	Nine Months Ended September 30,
	2023	2022	Change	%
Cash used in Operating activities	$(412,603)	$(1,363,863)	$951,260	(70)%
Cash used in Investing Activities	(21,935)	(18,282)	(3,653)	20
Cash provided by Financing Activities	382,970	1,181,636	(798,666)	(68)
Cash on Hand	$1,660	$154,780	$(153,120)	(99)%

Operating Activities

The decrease in net cash used in operating activities was primarily due to increased accrued liabilities.

Investing Activities

Net cash used in investing activities was on Patents and Trademarks.

Financing Activities

The reduction in net cash provided by financing activities was primarily due to $789,000 received in 2022 from Series C Preferred Stock issuance.

Cash on Hand

The reduction of cash on hand was primarily due to a reduction in fundraising in 2023.

The Company is currently exploring future fundraising options, including equity, debt, the sale of/or the licensing of the Company’s Patent(s) and/or IP, with a holdback of the Company’s rights to use the IP to secure funding for operations. If we cannot secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. [if Jorge’s cash hits your bank before we file the 10-Q, we can put deleted language back in]

Critical Accounting Policies and Significant Judgments and Estimates

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

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on comparing the undiscounted future cash flows to the recorded value of the asset. The asset is written down to its estimated fair value if an impairment is indicated.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the quarters ended September 30, 2023, and 2022 included herein.

Off-Balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period being reported by this Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not effective or sufficient to accomplish their objectives at the reasonable assurance level as of September 30, 2023.

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

Based on our evaluation under the criteria set forth in the 2013 Internal Control-Integrated Framework, our management concluded that as of September 30, 2023, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Management is committed to improving its internal controls when we have adequate resources to do so, and we appointed a full-time chief financial officer in February 2023. We will appoint outside directors and establish an audit committee in 2024. Due to the nature of these material weaknesses, misstatements that could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

Our Company plans to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have been unable to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we do not secure such funds, remediation efforts may be materially affected.

Changes in Internal Control over Financial Reporting

In the three months ended September 30, 2023, there were no material changes in our internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings. We are unaware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

In the nine months ended September 30, 2023, the Company issued the following unregistered securities:

●	311,159 shares for dividend due of Series C Preferred Stock valued at $43,805.
●	2,580,784 shares for consulting services valued at $450,338.

These securities were issued pursuant to the exemption from registration contained in Section 4.(a)(2) of the Securities Act of 1933, as amended, and/or the exception from registration contained in Regulation S promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view toward distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUBBLR, INC.

Date: November 14, 2023	/s/ Timothy Burks
Timothy Burks
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ David Chetwood
David Chetwood
Chief Financial Officer
(Principal Accounting and Financial Officer)

