Form 10-K
period 2023-12-31
Bubblr Inc.
filed 2024-03-20
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.14 on such date is $14,426,210.

As of March 19, 2024, there were 159,690,447 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K of Bubblr, Inc. (hereinafter the “Company,” “Bubblr,” “BBLR,” “Ethical Web.AI,” “we,” “us” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Important factors that may cause actual results to differ from projections include, for example:

●	our strategies, prospects, plans, expectations, forecasts or objectives;
●	our ability to achieve marketable products and the costs and timing thereof;
●	acceptance of our products by our target market and our ability to compete in such market;
●	our ability to raise additional financing when needed and the terms and timing thereof;
●	our ability to expand, protect and maintain our intellectual property rights;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements;
●	our analysis of the target market for our platform;
●	the impact of COVID-19 and/or other future pandemics and other adverse public health developments on our operations and our industry;
●	regulatory developments in the United States and other countries;
●	our compliance with all applicable laws, rules and regulations, including those of the Securities and Exchange Commission, or SEC;
●	our ability to compete in the United States and internationally with larger and more substantial companies;
●	general economic, business, political and social conditions;
●	our reliance on and our ability to retain (and if necessary, timely recruit and replace) our officers, directors and key employees and their ability to timely and competently perform;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to manage the growth of our business;
●	our commercialization of our platform and marketing capabilities and strategies;
●	our ability to expand, protect and maintain our intellectual property position;
●	the success of competing third-party platforms;
●	our ability to fully remediate our identified internal control material weaknesses;
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements;
●	the specific risk factors discussed under the heading “Risk Factors” set forth in this Annual Report; and
●	various other matters, many of which are beyond our control.

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

PART I

ITEM 1. BUSINESS.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to “Bubblr,” the “Company,” “Ethical Web.AI,” “we,” “us,” and “our” refer to Bubblr, Inc. and its wholly-owned subsidiaries, including Bubblr Limited and Bubblr Holdings Limited, which are a non-trading company and IP holding company, respectively, both formed and existing under the laws of the United Kingdom.

Overview

Bubblr, Inc., d/b/a Ethical Web.AI is an artificial intelligence or AI company that has patent protected intellectual properties. We compete with a number of large companies who include AI in their suite of product offerings – companies such as Amazon, AI Brain, C3.ai, Data Robot, Inc., Google, IBM, Open AI and Anthropic. All of those companies have far greater financial resources and more populated human assets in the development of AI technology, training data and algorithms than our Company has.

The AI industry also has numerous smaller companies that compete in the AI space without owning any protected intellectual property and that rely heavily, if not totally, on access or linkage to third party search engines and AI.

Here is a simple explanation of Generative AI

Generative artificial intelligence (AI) is a branch of computer science focused on creating programs that can generate new, original content. This technology harnesses the power of AI to produce outputs that a human might otherwise create, ranging from written text to complex code and from stunning images to original music compositions. At its core, generative AI works by synthesizing new forms from familiar elements, drawing from a vast array of data on which it has been trained.

For the uninitiated, it might help to think of generative AI as a sophisticated assistant capable of crafting entirely new creations based on a set of learned patterns and examples. For instance, you could ask this AI to draft an essay, compose a piece of music, or even generate a computer program. It’s not just rehashing what it’s seen before; it’s creating something new from the pieces it knows.

The concept of generative AI isn’t novel—it’s been around for some time. Consider Google Translate, which has been translating text since 2006, and Siri, Apple’s voice assistant introduced in 2011. These are early examples of generative AI in action, responding to human queries with generated language that seeks to be as close as possible to natural human speech or text. As these technologies have evolved, they have become more integrated into our daily lives, often functioning in the background and smoothing out our interactions with the digital world.

Recent advancements have been groundbreaking. OpenAI’s GPT-4, released in 2023, claimed capabilities surpassing the performance of most humans in standardized tests like the LSAT. This is a testament to how far AI has come in understanding and generating human-like text. GPT-4 can write essays, debug code, create summaries, and even compose music, demonstrating a breadth of capabilities that were once thought to be solely within the realm of human expertise.

The process that allows generative AI to perform these feats is called language modelling. This process involves the AI examining a sequence of words (the context) and predicting what comes next. This isn’t done through a simple count of word frequencies, but through the use of neural networks—complex mathematical models that can learn patterns in data. By training on a massive corpus of text data from diverse sources like Wikipedia, books, and websites, these neural networks learn to anticipate the next word in a sequence with a high degree of accuracy.

Training a generative AI model involves a careful and resource-intensive process. The AI is fed large amounts of text, and during training, it tries to predict parts of the text that are intentionally omitted. This training is iterative and can take months or even years as the model constantly refines its predictions to more closely match reality. Once trained, the model has parameters—essentially, learned weights and biases that guide its predictions. These parameters are fine-tuned through additional training to specialize the AI for particular tasks, a process known as fine-tuning.

Despite the impressive capabilities of generative AI, there are significant considerations and challenges. The technology’s rapid development has sparked discussions about its energy usage, potential to displace jobs, and ability to perpetuate or even create biases and misinformation. For example, the training of large models like GPT-4 requires substantial computational resources, which translates to significant energy consumption and associated carbon emissions. Moreover, as generative AI continues to excel at tasks traditionally performed by humans, there’s concern over job displacement, particularly in fields like customer service, content creation, and programming.

Generative AI also raises questions about the authenticity of content and the propagation of biases. Since the AI learns from existing data, any historical biases present in that data can be reflected in the AI’s outputs. This has led to the development of methods to align AI’s behavior with ethical standards and societal values. OpenAI, for instance, has focused on making GPT helpful, honest, and harmless by fine-tuning it with human feedback to avoid toxic, biased, or offensive content.

In sum, generative AI is a transformative technology with the potential to change how we interact with machines and automate the creation of content. It’s a field that’s evolving rapidly, offering tremendous benefits while also posing new challenges that society must address responsibly. As we continue to harness its power, it’s crucial to balance innovation with ethical considerations, ensuring that generative AI serves as a tool for positive change rather than a source of harm.

Finally, it is not cheap. Building the training data for Chat GPT 4 was estimated to cost $100 million. It costs even more to process the queries. It is not Skynet, and it will not take over the world. It is simply an incredibly powerful tool to massively enhance productivity for most office-based professionals.

Our Current Business

Bubblr, Inc., d/b/a Ethical Web.AI, stands at the forefront of a technological revolution committed to remedying the fragmented landscape of the current Internet through its advanced, ethically-focused artificial intelligence software platforms. Our Company, fortified by robust patent protections, embodies integrity and innovation in technology, aspiring to mend the dysfunctional aspects of online experiences while promoting digital wellness and ethical engagement.

Our product ecosystem, at the heart of our value proposition, features two trailblazing solutions poised to redefine user interaction within the digital realm:

1.	Community-Centric Super App Platform: Our innovative SaaS open-source platform empowers communities to conceive and customize their local ‘super apps.’ Our platform’s distinguishing architecture is a testament to our commitment to consumer privacy and local economic enrichment. These super apps, beyond safeguarding user anonymity, emerge as cost-effective marketing conduits for local businesses and as crucial revenue engines for communities. This expansive platform, nearing its full operational capacity, anticipates its commercial launch shortly, with substantial revenue contributions forecasted for 2024.

2.	AI Seek: AI Seek is our transformative generative AI application that surpasses the capabilities of existing technologies such as Chat GPT-4. AI Seek champions user anonymity and affordability, being 25% more cost-efficient. Initially introduced to the consumer market, our strategic roadmap encompasses licensing this technology to academic institutions. This initiative not only diversifies universities’ revenue streams, but also arms them with sophisticated tools to authenticate student submissions by detecting AI-generated content, thereby safeguarding academic integrity.

Ethical Web AI thrives on a business model characterized by low operational costs, yet significant revenue and margin potential, reflective of the SaaS open-source framework’s inherent scalability and profitability. In comparison to peer entities, many of which boast market capitalizations exceeding $1 billion, our Company signifies a compelling investment proposition given our ethical technology differentiation, robust intellectual property suite, and foreseeable market demand.

Mission

At Ethical Web AI, our mission transcends the norms of technological advancement; we are dedicated to fostering a new era of the internet, rooted in the principles of ethical engagement, consumer privacy, and communal prosperity. We champion these ideals by demonstrating the commercial viability and success of our products, which are designed not merely as tools of technology but as extensions of community values and enablers of equitable digital ecosystems.

Our suite of heavily patent-protected products upholds the sanctity of user anonymity, standing as testaments to the possibility of achieving commercial success without relying on invasive online advertising tactics. These offerings are emblematic of our commitment to real decentralization, a principle that forms the bedrock of our design philosophy and operational paradigm.

We endeavor to decentralize profits and authority, channeling control back into the hands of local communities that engage with our technology. This approach disrupts traditional power structures in the digital economy, dismantling monopolistic barriers and facilitating an environment where businesses, irrespective of their scale, can compete fairly and thrive collectively. Such a landscape not only contributes to local economic vibrancy, but also empowers communities, providing them with substantial new revenue streams, thereby promoting self-sufficiency and innovation at a grassroots level.

Our mission then, in essence, is to promulgate the principles of the ethical web throughout the digital world. By showcasing the success of our business model, we intend to inspire a ripple effect, catalyzing an industry-wide shift towards practices that honor consumer privacy, champion true decentralization, and promote equitable access and opportunity for all entities within the digital space.

In this journey, we remain steadfast in our belief that technology should be a force for communal good, a platform for fair economic participation, and a space that respects and protects individual privacy. Through our innovative products and their principled underpinnings, Ethical Web AI is pioneering this transformative vision for a balanced and conscientious digital future.

The AI Seek App

In the dynamic realm of artificial intelligence, the advent of generative AI applications has marked a significant milestone, challenging even formidable industry giants like Google. One such revelation has been the emergence of Chat GPT models, which, despite their advanced capabilities, have shown certain limitations in adaptability, cost-effectiveness, and data contemporaneity. Ethical Web AI, leveraging its innovative spirit and strategic intellectual property assets, has introduced AI Seek, a state-of-the-art generative AI app crafted to transcend these limitations and offer a superior, consumer-friendly alternative.

Technological Edge and Consumer Anonymity

AI Seek, built on the foundations of our proprietary patents, presents a significant upgrade over existing technologies such as Chat GPT-4. Our version stands out not only in terms of enhanced performance but also in its cost structure, being 25% more affordable. Upholding our commitment to user privacy, AI Seek operates with complete consumer anonymity. This commitment is reflected in its no-registration process, absence of cookies, and a staunch policy against behavioral data tracking, setting a new standard for user privacy in the AI space.

Contemporaneous Data Integration

One of AI Seek’s ground breaking features is its patented ability to incorporate up-to-date information beyond the constraints of the app’s initial training data. This functionality starkly contrasts with models like Chat GPT-4, which possesses data only up until September 2021. Especially for queries requiring current financial figures or trending data, AI Seek proves invaluable, offering precise, real-time insights. This feature significantly enriches the user experience, particularly for professionals and entities requiring the latest information.

Dynamically generated hypertext links

Another groundbreaking feature of AI Seek, which is patented and unique, is that each prompt query result is delivered in a unique web page which includes dynamically generated hypertext links. These hypertext links may include multimedia such as videos and images along with text links to other salient web pages, making it a far superior research tool.

Commercial Strategy and University Collaboration

While AI Seek’s initial phase focuses on direct consumer engagement, our strategic vision extends to licensing partnerships with educational institutions. The plan involves universities adopting a branded version of AI Seek, thereby opening a new revenue channel by offering this advanced tool to their students, faculty and benefactors. Furthermore, this strategy assists academic institutions in maintaining integrity standards by enabling them to assess the extent of AI-generated content in student submissions, thereby limiting the possibility of plagiarism and misattribution.

Revenue Generation and User Feedback

AI Seek, though in its infancy, has already begun to generate revenue, with a small dedicated user base of individuals. The continuous engagement and constructive feedback from these early adopters have been instrumental in refining the app’s functionalities. With a marketing campaign set to launch this year, we anticipate a significant uptick in adoption, forecasting that each app instance could contribute at least $15 monthly.

In conclusion, AI Seek represents not just a product but a pivotal step toward reshaping the interaction between humans and artificial intelligence. By balancing superior technology with ethical practices and user empowerment, AI Seek is poised to lead the new wave of generative AI applications, carving a niche for itself in the market.

The licensed version will just take 20% of the net margin generated by each University. Our initial estimate indicates this will remain very significant.

Ethical Web AI Licensed Open Source Platform

In the rapidly evolving digital landscape, Ethical Web AI is pioneering a transformative approach to online interactions and transactions with its Licensed Open Source Platform. This platform, a direct innovation from our first granted patent, US Patent No. 10977387, entitled “Internet Search Mechanism,” stands as a beacon of technological advancement and community empowerment.

Innovation Valuation and Global Recognition

Our unique internet search mechanism, granted by the USPTO in April 2021, has not only been recognized in the United States but has also been awarded patents in four other key territories. In an independent valuation, the potential of this patented technology was highlighted, estimating its worth at an impressive $4.7 billion in a hypothetical acquisition scenario by an internet conglomerate. This value underscores the platform’s transformative potential in reshaping the internet’s commercial landscape.

Technological Advancement and Open Source Capabilities

The complexity and breadth of the platform are testament to recent advancements in technology, enabling its rich feature set and extensive scalability. At its core, the platform offers open-source app templates, allowing licensees to construct community-centric super apps tailored to their local needs and economic contexts. Unlike conventional single-purpose applications like Uber Eats or Hotels.com, these super apps present a comprehensive marketplace, accommodating an unlimited array of products and services within a single digital ecosystem.

Revolutionizing Commercial Interactions

What distinguishes our platform further is its revolutionary approach to e-commerce. Businesses, rather than surrendering a high percentage of their transaction value, are charged a fixed monthly listing fee determined by the community licensees. This structure not only fosters a fair, competitive environment for smaller enterprises but also ensures that more revenue remains within local economies.

Anonymity, User Control, and the Future of Search

These community super apps are set to redefine internet search and e-commerce, areas that have seen little fundamental change in the past quarter-century. One of the platform’s innovative features is the “concierge search,” where users can anonymously leave requests for goods or services not immediately available, enabling future transaction fulfilment.

Furthermore, Ethical Web AI takes user privacy and control seriously. Our platform ensures user anonymity and places consumers in full control of communication channels, transforming the way they interact with online marketplaces.

Community Impact and Invitation to Explore

Beyond commercial benefits, our platform represents a new avenue for significant community revenue, fostering local development and self-sustainability. We invite interested parties to explore the diverse potential of our platform through five distinct use-case scenarios detailed on our website. Each illustrates the platform’s versatility and its adaptability to various market sectors.

Conclusion

In conclusion, the Ethical Web AI Licensed Open Source Platform is more than a technological breakthrough; it’s a new paradigm for online commerce, community growth, and digital privacy. By decentralizing the Internet marketplace, we are building a more equitable, prosperous digital future for communities and especially small businesses alike.

Intellectual Property

We have created a new search mechanism, “AN INTERNET-BASED SEARCH MECHANISM,” which has been granted a patent in South Africa (2016/06947), New Zealand (725014), the United States of America (‘Utility Patent No. US 10977387), Canada (2962520), and we have patents pending on the same processes in Australia (2015248619), the European Union (15723990.6) and the United Kingdom (PCT/GB2015/051130), creating an alternative economic ecosystem to tackle the current broken model and better serve all main participant groups. This utility patent defines a profoundly different way for internet users to search the internet for goods or services rather than text-based search engine solutions. The technical manifestation of this utility patent is the Ethical Web ATI Open-Source Platform.

We have filed a sister patent that is specifically for searching for information rather than goods or services. US Patent Application No. 17/980298 was filed in the USA in November 2022. It is titled “Contextual enveloping via dynamically generated hypertext links.” This utility patent defines a radically different way for consumers to search for information only, which again is radically different from traditional search engines. The technical manifestation of this patent is the AI Seek AI LLM (Large Language Model) as it works exceptionally well with AI LLMs such as Chat GPT 4 and Claude 2. It is the confident opinion of our patent agents, Murgatroyd’s, that this patent will be granted in November 2024.

We have also recently filed another patent with the U.S. Patent Office (application number 18/376,101), which currently has a generic title of “computer-implemented method and system.” Again, this is a utility patent that resolves a very significant issue with existing foundation AI LLM, such as Chat GPT and Claude 2, whereby they are unable to provide information that needs contemporaneous data. This is because the established AI LLMs have a training data database that is limited to some point in the past. For example, Chat GPT’s training data only goes up to September 2021. Claude 2 will be updating their training data to January 2023. This utility patent uses an internally trained AI LLM that identifies those search prompts that require contemporaneous data (for example, stock prices and sports data) and augments the prompt with the necessary contemporaneous data to radically improve AI LLM’s output to include references to the necessary contemporaneous data. The technical manifestation of this patent is delivered in version 4 and beyond of our AI Seek consumer app.

Competition

The space for online marketplaces and ad networks is rapidly evolving. The Advertising Technology (Ad-tech) industry includes all kinds of tools, software platforms (Google, Facebook), agencies, data-brokers, etc. It facilitates targeted advertisements that have become exponentially more invasive over the past decade due to massive amounts of personal data collection. It’s a complex and opaque ecosystem that tracks, profiles, discriminates (both personal and business) and manipulates for profit. It’s a multi-billion-dollar industry that is now facing litigation, investigations, and new regulations to curb its practices.

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

Employees

As of March 19, 2024, we have 5 full-time employees. Our employees are not represented by any labor union.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 or “JOBS Act.”

As an emerging growth company, we may take advantage of reduced or “scaled” disclosure requirements that are otherwise applicable to public companies. These reduced or scaled disclosure requirements include, but are not limited to:

1.	being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report;

2.	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

3.	being able to take advantage of the reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

4.	being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies that are not emerging growth companies.

The JOBS Act also provides that an emerging growth company may take advantage of an extended transition period to comply with new or revised accounting standards. We have irrevocably elected to not avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Compliance after Termination of Emerging Growth Company Status

After our emerging growth company status is terminated, we will not be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 1. and 4., above. However, in the event we are a “smaller reporting company,” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, after our emerging growth company status has terminated, we will still be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 2. and 3., above, for as long as we continue to have smaller reporting company status.

Available Information

We make available, free of charge, on or through our website, at www.ethicalweb.ai, our Annual Report on Form 10-K, which includes our audited financial statements, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains these reports and other information at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS.

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note on Forward-Looking Statements” in this Annual Report on Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to purchase or hold any of our securities.

Risk Related to Covid 19

A novel strain of coronavirus (COVID-19) was first identified in December 2019 and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in the markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the year ended December 31, 2023.

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

We have continually operated at a loss with an accumulated deficit of $496,125 as of December 31, 2023. We have not generated significant revenues and are dependent upon obtaining financing to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock, public offerings of our common stock and/or through debt financing.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Risk Factors Related to Business of the Company

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

●	General economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;
●	The budgetary constraints of our customers;
●	The success of our strategic growth initiatives;
●	Costs associated with the launching or integration of new or acquired businesses;
●	Timing of new product introductions by us, our partners and our competitors; product and service mix, availability, utilization and pricing;
●	The mix, by state and country, of our revenues, personnel and assets;
●	Movements in interest rates or tax rates;
●	Protection of or intellectual property assets;
●	Changes in the regulations applicable to us; and
●	Litigation matters.

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

We hope to achieve revenues from our open-source partnerships. We cannot accurately predict, however, future growth rates or the size of the market for application in the United States, United Kingdom and other markets we engage in. Demand for our platform and IP may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our mobile application in the market depends on a number of factors, such as:

●	The cost, performance and appearance of our mobile application offered by our competitors;
●	Public perceptions regarding our mobile application and the effectiveness and value of it;
●	Customer satisfaction with our mobile application; and
●	Marketing efforts and publicity regarding the needs for application and the public demand for it.

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

A decline in general economic conditions could lead to reduced consumer/business adoption and could negatively impact our business operation and financial condition, which could have a material adverse effect on our business, financial condition and results of operations.

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

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We will incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services and features, and these applications may become increasingly important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses or recommendations that our AI applications assist in producing are or are alleged to be deficient, inaccurate or biased, our business, financial condition and results of operations may be adversely affected.

The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services and features to help us implement AI ethically in order to minimize unintended, harmful impact.

One of the major risks associated with AI is the potential for bias in the data used to train AI systems. If the algorithms data sets we use to train our AI system is biased, the resulting model may make inaccurate or unfair decisions, leading to negative consequences for customers, employees and other stakeholders. If we fail to protect the data we use to train our AI against bias, then our business, brand, reputation, financial condition and results of operations may by adversely affected.

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

Risks Related with Management and Control Persons

We are dependent on the continued services of our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, and if we fail to keep them or fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Stephen Morris, our interim Chief Technology Officer, Timothy Burks, our Chief Executive Officer, and David Chetwood, our Chief Financial Officer, and the availability of new skilled employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

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

We will likely be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our shares of common stock in order to fund our business operations. If we issue additional shares of common stock or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

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

Our stock price is subject to a number of factors, including:

●	Technological innovations or new products and services by us or our competitors;
●	Government regulation of our products and services;
●	The establishment of partnerships with other ethical web companies;
●	Intellectual property disputes;
●	Additions or departures of key personnel;
●	Sales of our common stock;
●	Our ability to integrate operations, technology, products and services;
●	Our ability to execute our business plan;
●	Operating results below or exceeding expectations
●	Whether we achieve profits or not;
●	Loss or addition of any strategic relationship;
●	Industry developments;
●	Economic and other external factors; and
●	Period-to-period fluctuations in our financial results.

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

General Risks

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including, but not limited to, the absence of any meaningful operating history, lack of fully-developed or commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing experience, need to rely on third parties for the development and commercialization of our existing and proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

We may not be successful in carrying out our business objectives. The revenue and income potential of our proposed business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in our business. There is a substantial risk that we will not be successful in fully implementing our business plan, or if initially successful, in thereafter generating material operating revenues or in achieving profitable operations.

We are an “emerging growth company” and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make shares of our common stock less attractive to investors.

We are an “emergency growth company,” as defined in Section 2(a) of the Securities Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Investors could find our shares less attractive if we choose to rely on these exemptions. If some investors find our shares less attractive as a result of any choice to reduce future disclosure, there may be a less active trading market for our shares and our share price may be more volatile.

For as long as we are an “emerging growth company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when and if required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and the we could become subject to investigations by the stock exchange on which our securities are listed, if any, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Additionally, we are a “smaller reporting company” as defined in Item 10(f) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either: (i) the market value of our shares com common stock held by non-affiliates does not equal or exceed $250 million as of the prior June 30th, or (ii) our annual revenues did not equal or exceed $100 million during such completed fiscal year. To the extent we take advantage of such reduced disclosure obligations, it may also make the comparison of our financial statements with other public companies difficult or impossible.

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

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of our most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of our voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act, or the Exchange Act, for shares of our common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own no property.

The Company rents on a month-to-month basis virtual space at 21 West 46th St, New York, NY 10036. The monthly rate is $200. This lease is exempt from ASC 842 lease accounting due to its short term.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is quoted on the OTCQB under the symbol “BBLR.” The OTCQB is operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities; The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2023	High	Low
First Quarter(1)	$0.400	$0.120
Second Quarter (1)	$0.198	$0.095
Third Quarter(1)	$0.150	$0.033
Fourth Quarter (1)	$0.113	$0.030

Fiscal 2022	High	Low
First Quarter(1)	$1.820	$0.300
Second Quarter(1)	$0.420	$0.180
Third Quarter(1)	$0.295	$0.160
Fourth Quarter (1)	$0.270	$0.101

(1)	This represents the closing bid information for the stock on the OTCQB. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Holders

As of March 19, 2024, we had 159,690,447 shares of our common stock outstanding, and there were approximately 2,400 stockholders of record of our common stock. There were 903 shares of preferred stock outstanding as of the same date, and two shareholders held the shares.

Common Stock

Our authorized common stock consists of 3,000,000,000 shares of common stock with a par value of $0.01 per share. As of March 19, 2024, 159,690,447 shares of our common stock were issued and outstanding.

Preferred Stock

Our authorized preferred stock consists of 25,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 19, 2024, 903 shares of our preferred stock were issued and outstanding.

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

On September 6, 2022, we entered into an agreement with Bubblr Limited and Mr. Morris to add £52,088 ($60,000) to the principal of a loan in exchange for Mr. Morris canceling his Special 2019 Series A Preferred Stock, which has super voting rights. As of September 6, 2022, there are no outstanding shares of Special 2019 Series A Preferred Stock.

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

The Company has the right to redeem the Series C Convertible Preferred Stock, in accordance with the following schedule:

●	If all of the Series C Convertible Preferred Stock are redeemed within ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three (3) business days’ of written notice at a price equal to one hundred and fifteen percent (115%) of the Stated Value together with any accrued but unpaid dividends.

●	If all of the Series C Convertible Preferred Stock are redeemed after ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty percent (120%) of the Stated Value together with any accrued but unpaid dividends; and

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

There are also Purchase Rights and Most Favored Nation Provisions.

As of March 19, 2024, there were 903 outstanding shares of Series C Convertible Preferred Stock outstanding.

Options and Warrants

On March 4, 2022, we issued warrants to purchase 941,599 shares of common stock at an exercise price of $0.3404 per share.

On March 9, 2022, we issued warrants to purchase 472,923 shares of common stock at an exercise price of $0.3404 per share.

On April 25, 2022, we issued warrants to purchase 562,149 shares of common stock at an exercise price of $0.3505 per share.

On May 25, 2022, we issued warrants to purchase 281,074 shares of common stock at an exercise price of $0.2170 per share.

On June 25, 2022, we issued warrants to purchase 281,074 shares of common stock at an exercise price of $0.2236 per share.

A summary of activity during the year ended December 31, 2023, is as follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2021	-	$-	-
Granted	2,358,101	0.32	4.27
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2022	2,358,101	$0.32	4.27
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2023	2,358,101	0.32	3.27
Exercisable, December 31, 2023	2,538,101	$0.32	3.27

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2023:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Warrants	(in years)	Exercise Price	Shares	Exercise Price
941,599	3.18	0.34	941,599	0.34
472,205	3.19	0.34	472,205	0.34
562,149	3.32	0.35	562,149	0.35
281,074	3.40	0.22	281,074	0.22
281,074	3.48	0.22	281,074	0.22
2,538,101	3.27	0.32	5,538,101	0.32

As of December 31, 2023, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

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

Equity Compensation Plans

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) and, unless earlier terminated, will continue until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan. The 2022 Equity Incentive Plan aims to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is mainly dependent.

If the participant is terminated, the participant will forfeit non-vested Restricted Stock Units awarded to date.

During the year ended December 31, 2022, the Company issued pursuant to the 2022 Equity Incentive Plan, a total of 8,400,000 shares of common stock to two Company executives as restricted stock units pursuant to their employment agreements. On January 31, 2023, the executives forfeited the award of 8,400,000 shares of common stock upon termination.

The shares were valued at $2,259,600, based on the market price of the common stock on the respective dates of the agreements, which was $0.269 per share and amortized over their two-year vesting period on a straight-line basis. During the year ended December 31, 2022, the Company recorded stock-based compensation of $659,052 and had unamortized deferred stock compensation of $1,600,548 as of December 31, 2022.

During the year ended December 31, 2023, the Company granted options for purchasing our Common stock to certain employees and non-employees as consideration for services rendered. The terms of the stock option grants are determined by our Board of Directors consistent with our 2022 Equity Incentive Plan, which the Board adopted on May 22, 2022. Our stock option grant general policy is options vest 40% on the Grant Date, which is 90 days after commencement of service, and the remaining vest monthly over two years and has a maximum term of ten years. Two executives with long-term service over two years and nine months were 100% vested on the Grant Date.

Recent Sales of Unregistered Securities

In the two years preceding the filing of this annual report, we have issued and sold the following securities that were not registered under the Securities Act of 1933, as amended:

On February 2, 2022, we issued 103,000 shares of common stock to White Lion Capital LLC for an equity incentive.

On February 23, 2022, we issued 147,960 shares of common stock for Services.

On March 4, 2022, we issued 587,039 shares of common stock for an Equity incentive to GHS Investments, LLC.

On March 17, 2022, we issued 19,250 shares of common stock for investor relations services, as per the contract signed on July 1, 2021.

On March 22, 2022, we issued 103,000 shares of common stock in connection with a Termination and Release Agreement that terminated the Common Stock Purchase Agreement and Registration Rights Agreement with White Lion Capital LLC.

In March 2022, we issued 503 Series C Convertible Preferred Stock shares.

On April 21, 2022, we issued 200 Series C Convertible Preferred Stock shares.

On May 1, 2022, we issued 21,807 shares of common stock for investor relations services, as per the contract signed on March 25, 2021.

On May 25, 2022, we issued 100 Series C Convertible Preferred Stock shares.

On June 24, 2022, we issued 26,022 shares of common stock for Investor Relation services, as per the contract signed on March 25, 2021.

On June 24, 2022, we issued 7,597,244 shares of common stock in connection with Consultancy as per the contract signed on June 15, 2019.

On June 24, 2022, we issued 100 Series C Convertible Preferred Stock shares.

On July 29, 2022, we issued 29,045 shares of common stock for Investor Relation services, as per the contract signed on March 25, 2021

On August 23, 2022, we issued 33,333 shares of common stock for Investor Relation services, as per the contract signed on March 25, 2021

On September 2, 2022, we issued 345,220 shares of common stock as compensation 345,220 shares as compensation for a loan waiver under the Series C Convertible Preferred Stock share purchase agreement.

On September 2, 2022, we issued 34,146 shares of common stock for Investor Relation services, as per the contract signed on March 25, 2021

On October 20, 2022, we issued 36,939 shares of common stock for Investor Relation services, as per the contract signed on March 25, 2021

On November 28, 2022, we issued 175,000 shares of common stock for Investor Relation services, as per the contract signed on March 25, 2021

On December 15, 2022, we issued 4,706,096 shares of common stock as per the voluntary conversion of promissory notes issued on June 30, 2021, and November 5, 2021

On December 21, 2022, we issued 166,799 shares of common stock as payment of dividend of Series C Convertible Preferred Stock, declared September 30, 2022

On December 21, 2022, we issued 41,322 shares of common stock for Investor Relation services, as per the contract signed on March 25, 2022

On January 23, 2023, we issued 58,091 shares of common stock for Investor Relation services, as per the contract signed on March 25, 2022

On February 24, 2023, 46,574 shares of common stock valued at $7,000 were issued to a consultant for investor relation services, as per the contract signed on March 25, 2022

On February 24, 2023, we issued 1,000,000 shares of common stock for Investor Relation services, as per the contract signed February 14, 2023

On February 24, 2023, we issued 312,500 shares of common stock for Investor Relation services, as per the contract signed on February 23, 2023

On June 16, 2023, we issued 500,000 shares of common stock for Legal services, as per the contract signed on June 14, 2023.

On June 16, 2023, we issued 127,483 shares of common stock for Series C Convertible Preferred Stock Dividends.

On August 2, 2023, we issued 312,500 shares of common stock for Investor Relation services, as per the contract signed on February 23, 2023

On December 27, 2023, we issued 2,489,186 shares of common stock for a Loan Resolution Agreement, as signed December 27, 2023

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Regulation S, Section 4.(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each recipient of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

ITEM 6. [RESERVED].

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

Results of Operation for Years Ended December 31, 2023, and 2022

Revenues

	Year Ended December 31,
	2023	2022	Change
Sales	$2,620	$-	$2,620	100%
Total revenue	$2,620	$-	$2,620	100%

In 2023, revenues were $2,620. We did not achieve revenues from operations in 2022. We will not achieve higher revenues unless we can develop, market, support, and deliver our products and service offerings. There can be no assurances that we can achieve significant revenues despite our efforts.

Operating Expenses

Our operations for the year ended December 31, 2023, and 2022 are outlined below:

	Year Ended December 31,
	2023	2022	Change	%
General and administrative	$1,859,969	$736,775	$1,123,194	152%
Professional Fees	288,176	2,879,759	(2,591,653)	(90%)
Sales and marketing	514,911	198,455	316,456	159%
Amortization and depreciation	197,322	387,302	(189,980)	(49%)
Research and development	61,106	94,645	(33,539)	(35%)
Total operating expense	$2,921,414	$4,296,936	$(1,375,522)	(32%)

General and administrative

General and administrative expenses consist primarily of compensation and costs associated with non-specific costs of running the business. These include, but are not limited to, office costs, computer software, and telecoms

The increase in general and administrative costs was primarily due to accrued compensation, stock options, and director fees for new executives, offset by the forfeiture of restricted stock units.

Professional fees

Professional fees consist of costs concerning legal, accounting, and consulting services.

The decrease in professional fees was primarily due to issuing shares of common stock valued at $1,993,081 in 2022 for consulting services.

Sales and marketing

Sales and marketing costs are costs incurred for investor relations, advertising, marketing, press releases, and public relations.

The cost increase is primarily due to new investor relations services contracts paid for by issuing shares of common stock.

Amortization and depreciation

Amortization and depreciation costs are primarily from the amortization of patents and intellectual property. Most of the patents and intellectual property are held in the UK subsidiary, Bubblr Ltd.

The reduction in costs is primarily due to lower amortization of Intellectual Property as IP added in 2016 of $1.68m (£1.3m) is fully amortized.

Research and Development

The costs incurred concerning the research and development of the Company’s platform and products include costs associated with development staff and specialist software for product development and deployments.

Other Income (Expenses)

Our other income for the year ended December 31, 2023, and 2022 are outlined below:

	December 31,
	2023	2022	Change
Other income	$71,975	$142,212	$(70,237)	(49%)
Interest income	104	1,553	(1,449)	(93%)
Interest expense	(13,476)	(575,777)	562,301)	(98%)
Gain on change in fair value of warrant derivative liability	159,363	494,753	(335,390)	(68%)
Foreign currency transaction (gain) loss	50,178	(191,454)	241,632	(126%)
Total other income (expense)	$268,144	$(128,713)	$396,857	(308%)

Other Income

Other income consists primarily of R&D tax credits of $78,497 and $142,212 in 2023 and 2022 respectively.

Interest Income

The Company earns interest income from its cash reserves, which decreased during the year.

Interest Expense

Interest expense consists primarily of interest the Company has to pay on its borrowings, vehicle financing, and convertible notes.

The decrease in interest expense during the year ended December 31, 2023, as compared to 2022, is due to the Company converting its convertible notes issued in 2021. On December 15, 2022, noteholders approved a second amendment to the convertible notes for the conversion price to be reduced to $0.50 from $1.15 and immediately elected to voluntarily request that their notes be converted to common shares at a conversion rate of $0.50. As a result, the company issued 4,706,096 shares of common shares.

Gain on change in fair value of warrant derivative liability

The Company analyzed the warrants issued concerning the Series C Convertible Preferred Stock for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires us to assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense items.

For the year ended December 31, 2023, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Year Ended
December 31, 2023
Expected term	1.59 - 2.50 years
Expected average volatility	177 - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 5.46%

The following table summarizes the changes in the warrant liabilities during the period ended December 31, 2023:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2021	$-
Addition of new warrant liabilities	721,275
Day-one loss	(28,043)
Change in fair value of warrant liability	(494,753)
Warrant liability as of December 31, 2022	198,479
Addition of new warrant liabilities	-
Change in fair value of warrant liability	(159,363)
Warrant liability as of December 31, 2023	$39,116

The market price of the common stock has decreased from the initial award of warrants in the period ending March 31, 2022. If the warrants were exercised on December 31, 2023, at their respective exercise price determined at issue, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.033 per share, the fair value market price of the common stock at December 31, 2023.

Net Loss

We finished the year ended December 31, 2023, with a net loss of $2,650,650 as compared to a loss of $4,425,649 during the year ended December 31, 2022.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of December 31, 2023, and 2022.

	December 31,
	2023	2022	Change
Current Assets	$95,171	$42,417	$52,754	124%
Current Liabilities	1,487,471	$595,856	$891,615	150%
Working Capital Deficit	$(1,392,300)	$(553,439)	$(838,861)	152%

Current Assets

Current assets consist of cash and other receivables.

The decrease in current assets was primarily due to a decrease in cash.

Current Liabilities

Current Liabilities consist of accounts payable, accrued liabilities, and loans.

The increase in current liabilities was primarily due to increases of $141,817 in accounts payable, $90,000 in accrued director fees, $519,242 in accrued wages and salaries, $166,986 for a settlement agreement with former executives, offset by a reduction of $237,361 in additional related-party loans.

Working Capital Deficit

The working capital deficit increased by $838,861.

Liquidity

During the last two years, and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations. There is no assurance that we can secure such funding on acceptable terms.

As minimal revenues are generated from our current operations, we will require additional debt or capital to continue operating and expanding our business. Sources of additional financing or arrangements with third parties may include equity or debt financing, bank loans, related-party loans, or revolving credit facilities. We may not successfully secure financing or obtain the capital we require by other means. Unless we can attract additional investment, our operating as a going concern is in doubt.

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

Cash Flow

	Year ended 31 December,
	2023	2022	Change
Cash provided by/(used) in Operating Activities	$565,886	$(1,169,701)	$1,735,587
Cash used in Investing Activities	$(248,371)	$(237,666)	$(10,705)
Cash (used) in/provided by Financing Activities	$(302,187)	$1,196,849	$(1,499,036)

Cash on Hand	$7,668	$32,533	$(24,865)

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

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed straight-line over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed, and lives of intangible assets with determinable lives may be adjusted.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the audited consolidated financial statements as of and for the years ended December 31, 2023, and 2022, included herein.

Off-Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our interim CEO, who acts as our principal executive officer, and our CFO, who acts as our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2023. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management, including our CEO, who acts as our principal executive officer, and our CFO, who acts as our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013) framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was ineffective.

Our financial reporting was ineffective due to a lack of adequate segregation of duties, internal controls, and accounting functions, resulting from our limited resources.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our CEO, who acts as our principal executive officer, and our CFO, who acts as our principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. No matter how well conceived and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the reality that decision-making judgments can be faulty and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2023, that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth our current directors and executive officers’ names, ages, and positions.

Name	Age	Positions and Offices Held

Stephen Morris	68	Chief Technical Officer, Chairman of the Board and Director

Timothy Burks	56	Chief Executive Officer and Director

David Chetwood	62	Chief Financial Officer and Director

Paul Morrissey	71	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Stephen Morris

Prior to founding Bubblr in 2015 and working on it full-time, Mr. Morris also worked as an agile coach and scrum master consultant at various companies. From July 2017 to June 2018 – he worked at the Royal London Group in Edinburgh, Scotland. From 2016 to February 2017, he worked for Accenture in Newcastle Upon Tyne, England. From January 2016 to October 2016, he worked at Sky Broadcasting in Livingstone, Scotland.

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

On January 25, 2023, Mr. Stephen Morris was appointed to the Board of Directors and Chief Platform Officer.

On February 2, 2023, Mr. Stephen Morris was appointed as interim Chief Executive Officer.

On February 12, 2023, Mr. Stephen Morris was appointed as Chairman of our Board of Directors.

On April 1, 2023, Mr. Stephen Morris was appointed as Chief Technical Officer.

Mr. Morris is qualified to serve on our Board of Directors because of his experience and expertise as the Bubblr concept and Ethos creator and the founder of Bubblr Ltd in 2014, a wholly owned subsidiary of Bubblr Inc.

Timothy Burks

Prior to joining Bubblr on April 1, 2023, Tim was CEO of Santech Solutions, a boutique consulting company focused on helping customers create new products and services in the IT, telecommunications, and data center fields. Prior to Santech, Tim was COO of Telecom Asset Management, a global Telecom and Data Center Infrastructure Advisory firm. Prior to joining TAM, Tim was a Partner with Accenture, where he led both organic and acquisition-based new business launches. He also served as the COO for Accenture Marketing Sciences and Managing Director of Accenture Business Resilience Services. Prior to joining Accenture, Tim co-founded and served as Senior Vice President and Chief Operating Officer for London-based CityReach International, Ltd, a Pan-European provider of complex data center facilities management and managed IT hosting services. Mr. Burks held international leadership positions with internet pioneers PSINet and ANS Communications, the networking division of America-On-Line. his early career was spent in the U.S. Army as an Electronic Warfare and Communications Systems Specialist in the U.S., Europe, and Asia.

Aside from that provided above, Mr. Burks does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

David Chetwood

Mr. Chetwood joined Bubblr on February 10, 2023. Mr. Chetwood retired in 2016. From 2004 to 2016 he was CFO and Secretary for Westmont Industries Group in California. From 1999 to 2004, he worked at Compass Aerospace and his final position was EVP Finance. From 1977 to 1999, he worked at several divisions of GKN Aerospace and his final role was CFO of GKN Aerospace North America.

Aside from that provided above, Mr. Chetwood does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Professor Paul Morrissey

Professor Morrissey joined Bubblr on April 6, 2023. He is a Globally renowned figure in the world of Telecommunications and Media. He is a serial technology entrepreneur and a visiting Professor at some of the leading Universities in Europe, including Liverpool John Moores University, where he is the ‘Entrepreneur in Residence.’ The Professor is also the Global Ambassador for AI, Big Data Analytics, and Customer Experience at TM Forum, the Global Standards body for Telecommunications. He is also an active advisory board member at the industry-agnostic entity AI Forum and has recently been appointed to the inaugural Board of the World Broad-Band Association (WBBA). In 2022, he was appointed to the Advisory Board of the All-Party Parliamentary Group (APPG) at the UK House of Lords, overseeing policy directives for the safe use of Web3.0 and the Metaverse. He also sits on the advisory board of EXFO, the Canadian Fibre Monitoring company.

Aside from that provided above, Professor Morrissey does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are appointed for a one-year term to hold office until our shareholders’ next annual general meeting or until removed from the office per our bylaws. Our board of directors appoints our officers and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

No family relationships exist between or among the directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding not subsequently reversed, suspended or vacated relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity or

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2023, and 2022.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Rik Willard(1)	2022	120,750	-	423,676	-	-	544,426
CEO and Director	2023	-	-	-	-	-	-
Steven Saunders(2)	2022	257,567	-	235,376	-	-	492,943
CCO and Director	2023	-	-	-	-	-	-
Stephen Morris(3)	2022	122,643	-	-	-	-	122,643
CTO and Director	2023	-	-	-	628,320	-	628,320
Neeta Shah(4)	2022	15,000	-	-	-	-	15,000
CFO	2023	-	-	-	-	-	-
Timothy Burks	2022	-	-	-	-	-	-
CEO and Director	2023	-	-	-	649,440	-	649,440
David Chetwood	2022	-	-	-	-	-	-
CFO and Director	2023	-	-	-	546,000	-	546,000

(1)	On January 23, 2023, the Company entered into a Separation Agreement with Mr. Willard.

(2)	On January 23, 2023, the Company entered into a Separation Agreement with Mr. Saunders.

(3)	Mr. Morris resigned as a Director on May 30, 2022. This allowed Mr. Morris to concentrate all of his abilities on the creation of the ethical web platform. On January 25, 2023, Mr. Morris was appointed to the Board of Directors. On February 2, 2023, Mr. Morris was appointed interim Chief Executive Officer. On February 10, 2023, Mr. Morris was appointed Chairperson of the Board of Directors. On April 1, 2023, Mr. Morris resigned as Interim Chief Executive Officer.

(4)	On January 29, 2022, the Company dismissed Ms. Nita Shah.

Management Compensation

On July 1, 2021, the Company entered into an employment agreement with Stephen Morris, our Founder and Chief Technology Officer. Mr. Morris is to receive cash compensation of $144,000 annually. This compensation will be increased to $180,000 annually if $5,000,000 in debt or equity funding has been received.

On January 31, 2023, the Company entered into Separation Agreements with Steven Saunders, our then-Chief Commercial Officer. Mr. Saunders is no longer an officer or director of our Company, and all prior agreements are terminated in their entirety. To satisfy all amounts due, Mr. Saunders and the Company agreed to a settlement total sum of $116,000. On December 31, 2023, the amount due to Mr. Saunders was $79,250.

On January 31, 2023, the Company entered into Separation Agreements with Rik Willard, our then-Chief Executive Officer. Mr. Willard is no longer an officer or director of our Company, and all prior agreements are terminated in their entirety. To satisfy all amounts due, Mr. Willard and the Company agreed to a settlement total sum of $112,418. On December 31, 2023, the amount due to Mr. Willard was $86,811.

On February 10, 2023, the Company entered into an employment agreement with David Chetwood, our Chief Financial Officer. Mr. Chetwood is to receive cash compensation of $180,000 annually. This compensation will be increased to $360,000 annually if $5,000,000 in debt or equity funding has been received. After 90 days service, Mr. Chetwood is entitled to receive 102,540 shares of common stock and will be eligible to participate in our 2022 Incentive Plan.

On April 1, 2023, the Company entered into an employment agreement with Timothy Burks, our Chief Executive Officer. The Company will compensate Mr. Burks $600,000 per annum with payments reduced by 60% to $240,000 per annum until the Company has secured $5,000,000 in debt or equity financing. The Company also agreed to grant Mr. Burks an option to purchase 4,800,000 shares of common stock at $0.1353 per share ($649,440), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan.

On April 1, 2023, the Company entered into an Amended Employment Agreement with David Chetwood, our Chief Financial Officer. The Company will compensate Mr. Chetwood $450,000 per annum with payments reduced by 60% to $180,000 per annum until the Company has secured $5,000,000 in debt or equity financing. The Company also agreed to grant Mr. Chetwood an option to purchase 3,360,000 shares of common stock at $0.1625 per share ($546,000), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan.

On April 1, 2023, the Company entered into an Amended Employment Agreement with Stephen Morris, our Chief Technical Officer. The Company will compensate Mr. Morris $450,000 per annum with payments reduced by 60% to $180,000 per annum until the Company has secured $5,000,000 in debt or equity financing. The Company also agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share ($628,320), with 100% vesting, under the 2022 Incentive Plan.

On December 31, 2023, the Company entered into an Amended Employment Agreement with Timothy Burks, Chief Executive Officer. Mr. Burks agreed to reduce his base pay from $600,000 to $240,000 per annum and forfeit $270,000 of deferred compensation.

On December 31, 2023, the Company entered into an Amended Employment Agreement with David Chetwood, Chief Financial Officer. Mr. Chetwood agreed to reduce his base pay from $450,000 to $180,000 per annum and forfeit $236,200 of deferred compensation.

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with Stephen Morris, our Founder, Chief Technology Officer and Chair. Mr. Morris agreed to reduce his base pay from $450,000 to $90,000 per annum and forfeit $270,000 of deferred compensation.

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

During the year ending December 31, 2023, the Company issued under the 2022 Equity Incentive Plan a total of 14,400,000 stock options to Company executives and employees according to their employment agreements.

The shares were valued at $2,246,736, based on the common stock’s market price on the agreements’ respective dates, which ranged from $0.1870 to $0.1353 per share. The options vest at 40% after 90 days of service and 60% monthly over two years.

Compensation of Directors

All Directors shall receive reimbursement for reasonable travel expenses incurred to attend Board and Committee meetings.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits to our directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Health Insurance costs were accrued in 2023 for Timothy Burks and David Chetwood.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as March 19, 2024, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, and for security purposes, each entity or person listed below maintains an address of 21 West 46th Street, New York, New York 10036.

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

	Common Stock
Name of Beneficial Owner	Number of Shares Owned (1)		Percent of Class (2)
Stephen Morris	30,867,159		19.33%
Timothy Burks	300,000		0.19%
David Chetwood	4,035,000	(3)	2.53%
All Directors and Executive Officers as a Group (3 persons)	35,202,159		22.05%

	Common Stock
5% Holders	Number of Shares Owned (1)	Percent of Class (2)
Stephen Morris	30,867,159	19.33%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 159,690,487 voting shares as of March 19, 2024.

(3)	These shares are held of record by The Chetwood Revocable Living Trust, of which David Chetwood has sole voting and dispositive power and control

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

We have two loans from Stephen Morris, our Founder, totaling $678,549.

The first loan of $374,018 at December 31, 2021 (December 31, 2021: $428,177).

On December 27, 2023, Stephen Morris converted $821,431.87 in principal amount of promissory notes payable and due to him from the Company into 2,489,186 shares of Common Stock at a conversion price of $0.33 per share.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $552,639 (£434,060) The Loan Agreement is unsecured, carries no interest, is non-convertible and is due upon maturity, which is 3 years after the date of the agreement.

Director Independence

The Board of Directors is currently composed of four members. One of them qualifies as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On March 17, 2023, our Board of Directors agreed to dismiss the Company’s independent registered public accounting firm, Pinnacle Accountancy Group of Utah, a DBA of the PCAOB-registered firm Heaton & Company, PLLC (the “Former Accountant”), effective as of March 17, 2023. Also on March 17, 2023, the Company engaged the accounting firm of BF Borgers CPA PC (the “New Accountant”) as the Company’s new independent registered public accounting firm. The Board approved the dismissal of the Former Accountant and the engagement of the new Accountant.

The following table sets forth the fees billed to our company for the years ended December 31, 2023, and 2022 for professional services rendered by our independent registered public accounting firms:

Fees	2022	2023
Audit Fees	$50,000	$50,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	3,750	-
Total	$53,750	$55,660

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2023 and 2022 fiscal years. The audit fee for our December 31, 2023 financial statements was $30,000.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2023 and 2022, no tax fees were billed or paid during those fiscal years.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bubblr, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

March 20, 2024

FINANCIAL STATEMENTS

BUBBLR INC.

Consolidated Balance Sheets

December 31, 2023 and 2022

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$7,668	$32,533
Other receivables	87,503	9,884
Total current assets	95,171	42,417

Non-current Assets:
Property and equipment, net	31,302	47,956
Intangible assets, net	1,456,628	1,325,995
Total non-current assets	1,487,930	1,373,951
TOTAL ASSETS	$1,583,101	$1,416,368

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$373,606	$141,605
Accrued liabilities	943,007	50,094
Loan payable, current portion	12,611	11,987
Loan payable - related party	158,247	392,170
Total current liabilities	1,487,471	595,856

Non-current Liabilities:
Loan payable, non-current portion	—	10,465
Loan payable – related party, non-current portion	552,639	525,291
Warrant derivative liability	39,116	198,479
Total non-current liabilities	591,755	734,235

Total Liabilities	2,079,226	1,330,091

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 and 903 shares issued and outstanding at December 31, 2023, and 2022	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 159,690,447 and 154,309,318 shares issued and outstanding at December 31, 2023, and 2022	1,596,904	1,543,093
Additional paid-in capital	13,168,915	11,006,607
Accumulated deficit	(15,612,775)	(12,875,437)
Accumulated other comprehensive income	350,830	412,013
Total Stockholders’ Equity (Deficit)	(496,125)	86,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,583,101	$1,416,368

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2023 and 2022

	December 31,
	2023	2022

Revenue	$2,620	$—

Cost of sales	—	—

Gross Profit	2,620	—

Operating Expenses
General and administrative	1,859,969	736,775
Professional fees	288,106	2,879,759
Sales and marketing	514,911	198,455
Amortization and depreciation	197,322	387,302
Research and development	61,106	94,645
Total operating expense	2,921,414	4,296,936

Operating loss	(2,918,794)	(4,296,936)

Other income (expense)
Other income	71,975	142,212
Interest income	104	1,553
Interest expense	(13,476)	(575,777)
Gain on change in fair value of warrant derivative liability	159,363	494,753
Foreign currency transaction (gain) loss	50,178	(191,454)
Total other income (expense)	268,144	(128,713)

Net loss before income tax	(2,650,650)	(4,425,649)
Provision for income tax	—	—
Net loss after income tax	$(2,650,650)	$(4,425,649)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(61,183)	34,769
Total other comprehensive income (loss)	(61,183)	34,769

Net comprehensive loss	$(2,711,833)	$(4,390,880)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	156,711,520	150,418,280

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2023 and 2022

	2019 Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Common Stock			Additional		Accumulated Other Comprehensive	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares		Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Equity (Deficit)
Balance - December 31, 2021	1	$—	$—	$—	—	$—	140,186,096		1,401,861	5,478,801	$(8,385,496)	$377,244	$(1,127,590)

Issuance of common shares for Services - -Executive Board	—	—	—	—	—	—	147,960		1,480	73,980	—	—	75,460
Issuance of common shares for Services – Consulting	—	—	—	—	—	—	7,874,108		78,741	1,965,320	—	—	2,044,061
Issuance of common shares for Equity Finance Agreement Incentive	—	—	—	—	—	—	793,039		7,930	371,884	—	—	379,814
Issuance of common shares for debt conversion	—	—	—	—	—	—	140,000		1,400	26,600	—	—	28,000
Issuance of common shares for loan waiver	—	—	—	—	—	—	345,220		3,452	68,251	—	—	71,703
Issuance of common shares for note conversion	—	—	—	—	—	—	4,706,096		47,061	2,305,987	—	—	2,353,048
Issuance of common shares for Series C Preferred Shares Dividend	—	—	—	—	—	—	116,799		1,168	20,965	—	—	22,133
Issuance of Series C Preferred Shares	—	—	—	—	903	1	—		—	95,767	—	—	95,768
Repurchase and cancellation of Special 2019 Series A Preferred Stock via issuance of related party note payable	(1)	—	—	—	—	—	—		—	(60,000)	—	—	(60,000)
Vesting of restricted stock units	—	—	—	—	—	—	—		—	659,052	—	—	659,052
Series C Preferred Shares Dividend	—	—	—	—	—	—	—		—	—	(64,292)	—	(64,292)
Net loss	—	—	—	—	—	—	—		—	—	(4,425,649)	—	(4,425,649)
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	34,769	34,769
Balance -December 31, 2022	—	$—	$—	$—	903	$1	154,309,318		$1,543,093	$11,006,607	$(12,875,437)	$412,013	$86,277
Issuance of common shares for investor relations	—	—	—	—	—	—	1,455,784		14,557	270,780	—	—	285,337
Issuance of common shares for consultancy	—	—	—	—	—	—	625,000		6,250	93,750	—	—	100,000
Issuance of common shares for professional services	—	—	—	—	—	—	500,000		5,000	60,000	—	—	65,000
Issuance of common shares Series C Preference Share Dividends	—	—	—	—	—	—	311,159		3,112	40,693	—	—	43,805
Loan resolution	—	—	—	—	—	—	2,489,186		24,892	796,540	—	—	821,432
Forfeit restrictive stock units	—	—	—	—	—	—	—		—	(659,052)	—	—	(659,052)
Vesting of share options	—	—	—	—	—	—	—		—	1,559,597	—	—	1,559,597
Series C Preferred Shares Dividend	—	—	—	—	—	—	—		—	—	(86,688)	—	(86,688)
Net loss	—	—	—	—	—	—	—		—	—	(2,650,650)	—	(2,650,650)
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	(61,183)	(61,183)
Balance -December 31, 2023	—	$—	$—	$—	903	$1	159,690,447	$	1,596,904	$13,168,915	$(15,612,775)	$350,830	$(496,125)

The accompanying notes are an integral part of these consolidated financial statements.

Bubblr Inc.

Consolidated Statements of Cashflows

For the year ended December 31, 2023 and 2022

	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(2,650,650)	$(4,425,649)
Adjustments for:
Net loss to net cash used in operating activities:
Stock based compensation	450,338	2,119,521
Vesting of restricted stock units	1,559,598	659,052
Stock issued for payment of debt	821,432	—
Forfeit of deferred stock compensation	(659,052)	—
Stock based finance incentive	—	451,517
Disposal of fixed assets	90	—
Impairment of fixed assets	6,367	—
Gain on change in fair value of warrant derivative liability	(159,363)	(494,753)
Amortization of debt discount	—	69,714
Amortization of intangible asset	184,626	372,976
Depreciation	12,696	14,326
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(75,358)	2,637
Increase (decrease) in accounts payable	227,244	8,727
Increase in accrued liabilities	847,917	52,231
Net cash provided by/(used) in operating activities	565,886	(1,169,701)

Cash flows from investing activities
Proceeds from repayment of advances receivable	—	1,231
Purchase of intangible assets	(248,371)	(238,897)
Net cash used in investing activities	(248,371)	(237,666)

Cash flows from financing activities
Increase in dividends payable	(42,883)	(20,026)
Proceeds from loans payable	—	15,000
Payment of loans payable	(10,759)	(29,943)
Proceeds from loans payable – related party	572,617	520,758
Repayment of loans payable – related party	(821,162)	(77,940)
Net proceeds from issuance of Series C Preferred Stock and associated warrants	—	789,000
Net cash provided by financing activities	(302,187)	1,196,849

Effects of exchange rate changes on cash	(40,193)	180,084

Net Change in Cash	(24,865)	(30,434)
Cash – Beginning of Period	32,533	62,967
Cash – End of Period	$7,668	$32,533

Supplemental information:
Cash paid for interest	$13,039	$7,556
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR, INC.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On March 26, 2020, Bubblr Holdings Ltd. (a UK company formed on February 18, 2016) merged into U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation formed on October 22, 2019, and became a 100% subsidiary of UWRL. On March 30, 2021, the Company’s corporate name was changed to Bubblr, Inc. (“the Company”).

Bubblr, Inc. is an application software company that is currently developing its disruptive Ethical Web platform. This WEB.Ɛ platform will provide a holistic view of progress in developing digital products, services, and teams — designed to inform our ability to use our in-house code and that of our partners, lead advances in development criteria, and respond quickly to shifts in trends and applications.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $2,711,833 during the year ended December 31, 2023, and has an accumulated deficit of $15,612,775 as of December 31, 2023. In addition, current liabilities exceed current assets by $1,375,522 as of December 31, 2023.

Management intends to raise additional operating funds through equity and debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placement, public offerings, or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings, and bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is unavailable to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, substantial doubt exists about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company uses the Black Scholes Options Pricing Model to estimate the value of its derivative liabilities and measure them at each reporting period.

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

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the year ended December 31, 2023, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments that are adjusted to fair market value on reporting dates. At December 31, 2023, the warrant liabilities balance was $39,116. There were no changes in the fair value hierarchy leveling during the year ended December 31, 2023, or 2022.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation–Stock Compensation,” which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expenses in the financial statements based on the fair values of the stock awards on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Restricted stock units (“RSUs”) issued as compensation in accordance with the Company’s 2022 Equity Incentive Plan (see Note 13 – Stockholders’ Equity (Deficit)) are deemed to be unissued until fully vested. RSU compensation is recognized as expense over the vesting period, with any unrecognized compensation expensed immediately upon forfeiture of the award due to unfulfillment of obligations, such as termination of employment, before the award is fully vested.

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

For the year ended December 31, 2023, and 2022, the following outstanding stock equivalents were excluded from the computation of diluted net loss per share, as the result of the computation was anti-dilutive.

	December 31,
	2023 (Shares)	2022 (Shares)
Series C Preferred Stock	3,384,135	3,384,135
Warrants	2,358,101	2,358,101
Total	5,742,236	5,742,236

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities – current, and operating lease liabilities – noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated interest rate for collateralized borrowing over a similar term of the lease payments at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The expense for lease payments is recognized straight-line over the lease term.

The Company leases office space that meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with the Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease.

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Research and Development

Research and Development costs are evaluated by the Company to determine if they meet the requirements to be capitalized as intellectual property. The criteria the Company uses to determine the treatment of research and development are:

●	There is a clearly defined project

●	Expenditure is separately identifiable

●	The project is commercially viable

●	The project is technically feasible

●	Project income is expected to outweigh the cost

●	Resources are available to complete the project

Any research and development costs that do not meet the requirements are expensed in the period in which they occur.

United Kingdom tax incentive reduces company Research and Development costs by offering tax offsets for eligible Research and Development expenditures. Eligible companies with a turnover of less than $20 million receive a refundable tax offset, allowing the benefit to be paid as a cash refund if they are in a tax loss position.

For the years ended December 31, 2023, and 2022, the Company received other income of $80,405, and $142,212 with respect to the refundable tax offset.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on comparing the undiscounted future cash flows to the recorded value of the asset. The asset is written down to its estimated fair value if impairment is indicated.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computer equipment	3 years
Fixtures and Furniture	5 years
Vehicles	10 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in other income.

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

	December 31,
	2023	2022
Year-end GBP£:US$ exchange rate	1.2731	1.2101
Annual average GBP£:US$ exchange rate	1.2441	1.2430

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Losses on foreign exchange transactions totaled $50,178 and gains of $34,769 were recognized during the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 – OTHER RECEIVABLES

As of December 31, 2023 and 2022, other receivables consisted of the following:

	December 31, 2023	December 31, 2022

Deposit	$200	$200
UK R&D Credit	80,205	—
UK VAT receivable	7,098	9,684
Total other receivables	$87,503	$9,884

NOTE 4 – ADVANCES RECEIVABLE

As of December 31, 2023, and 2022, cash advances receivable consisted of the following:

	December 31, 2023	December 31, 2022
Advance receivable – G	$—	$58,606
Advance receivable – J	—	21,643
Repayment received	—	(1,231)
Interest due	—	1,891
Assignment of receivable	—	(71,540)
Effects of Currency translation	—	(9,369
Total advances receivable	$—	$—

The advance labeled Advance principal receivable-G carries an interest rate of 3%. The advance principal labeled Advance receivable -J is non-interest bearing. Repayment of $1,231 and $0 was received from G during the year to December 31, 2023, and 2022, respectively.

On December 20, 2022, our founder, Mr. Stephen Morris, came to an agreement with the Company to have all risks and responsibilities in connection to the collection of the advances assigned to him. As a result, the loan payable to Mr. Morris was reduced by the same amount of $71,540. (See Note 10 – Related Party Transactions).

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2023, and 2022, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2022	$56,875	$28,179	$563	$85,617
Additions	—	—	—	—
Disposals	—	—	(592)	(592)
Impairment	(6,367)	—	—	(6,367)
Effects of currency translation	2,962	1,467	29	4,458
At December 31, 2023	$53,470	$29,646	$—	$83,116

Less accumulated depreciation
At December 31, 2022	$18,659	$18,636	$366	$37,661
Disposals	—	—	(502)	(522)
Depreciation expense	6,367	6,211	118	12,696
Effects of currency translation	971	970	18	1,959
At December 31, 2023	$25,997	$25,817	$—	$51,814

Net book value
At December 31, 2023	$27,473	$3,829	$—	$31,302
At December 31, 2022	$38,216	$9,543	$197	$47,956

During the years ended December 31, 2023, and 2022, the Company recorded purchases of $0 and $0, respectively, and depreciation expenses of $12,696, and $14,326, respectively. There was no impairment or disposal of property and equipment.

NOTE 6 – INTANGIBLE ASSETS

Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, Canada, New Zealand. And Australia. The patent is currently pending in the European Union and the United Kingdom.

A Patent entitled “Contextual Enveloping Via Dynamically Generated Hyperlinking.” (US Patent Application No. 17/980,298) has been filed. This will define an alternative mobile search system purely for information rather than goods and services, which our original patent covers.

A Patent

Patents are reported at cost, less accumulated amortization, and accumulated impairment loss. Costs include expenditures that are directly attributable to the acquisition of the asset. Once a patent provides economic benefit to the Company, amortization is provided on a straight-line basis on all patents over their expected useful lives of 20 years.

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

As of December 31, 2023, and 2022, trademarks consisted of the following:

	December 31, 2023	December 31, 2022
Trademarks:
NewzMineTM	$12,994	$9,920
Citizens Journalist™	25,367	25,367
Effects of currency translation	(1,804)	(3,461
	$36,557	$31,826

As of December 31, 2023, and 2022, intangible assets consisted of the following:

Cost	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
At December 31, 2022	$168,300	$31,826	$2,764,198	$45,745	$3,010,069
Additions	43,865	3,075	201,431	—	248,371
Effects of currency translation	8,761	1,657	143,911	—	154,329
At December 31, 2023	$220,926	$36,558	$3,109,540	$45,745	$3,412,769

Less accumulated amortization
At December 31, 2022	$4,947	$—	$1,674,551	$2,288	$1,684,074
Amortization expense	3,333	—	179,005	2,288	184,626
Effects of currency translation	261	—	87,180	—	87,441
At December 31, 2023	$8,541	$—	$1,940,736	$4,576	$1,956,141

Net book value
At December 31, 2023	$212,385	$36,558	$1,168,804	$38,881	$1,456,628
At December 31, 2022	$163,353	$31,826	$1,089,647	$41,169	$1,325,995

During the year ended December 30, 2023, and 2022, the Company purchased $248,371 and $238,897, respectively, in intangible assets, and recorded amortization expense of $184,626 and $372,976, respectively.

During the years ended December 31, 2023, and 2022, impairment of $0 and $0 was recorded. Based on the carrying value of definite-lived intangible assets as of December 31, 2023, we estimate our amortization expense for the next five years will be as follows:

Year ended December 31,	Patents	Intellectual Property	Capitalized Acquisition Costs	Total
2024	$3,333	$198,693	$2,228	$204,314
2025	3,333	198,693	2,228	204,314
2026	3,333	198,693	2,228	204,314
2027	3,333	198,693	2,228	204,314
2028	3,333	198,693	2,228	204,314
Thereafter	195,720	175,339	27,441	398,500
	$212,385	$1,168,804	$38,881	$1,420,070

NOTE 7 – ACCRUED LIABILITIES

As of December 31, 2023, and 2022, accrued liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Auditor fees	$42,731	$—
Director fees	90,000	—
Dividends payable	65,016	22,133
Interest	—	3,143
Other accruals	34,214	—
Settlement payable	166,986	—
Wages and salaries	544,060	24,818
Total accrued liabilities	$943,007	$50,094

NOTE 8 – CONVERTIBLE NOTES PAYABLE

In January 2021, the Company commenced offering a convertible promissory note. The offering closed on June 30, 2021. Funds raised during the six months ended June 30, 2021, totaled $2,112,150, less an original issuance discount of $104,572, resulting in net proceeds of $2,007,578. The notes mature after eighteen (18) months from issue or on the following events:

●	Voluntary Conversion. The investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non-assessable shares of common stock of the Company at the conversion price of $1.15 per share.
●	Mandatory Conversion. Upon sixty (60) days from the date the Company files a Form 10 registration statement with the Securities and Exchange Commission (the “SEC”), all of the accrued interest and unpaid principal balance of this Note shall automatically convert into fully paid and non-assessable shares of common stock of the Company at the conversion price of $1.15 per share.
●	Interest at the rate equal to 2% per annum, computed based on the actual number of days elapsed, and a year of 365 days will be due on all outstanding notes.
●	Interest accrual and debt discount amortization commenced on July 1, 2021, upon closing the convertible promissory note offering.

In November 2021 the Company commenced an offering for a convertible promissory note. The offering closed on November 5, 2021. Funds raised as of November 5, 2021, totaled $175,630. The notes mature after eighteen (18) months from issue or on the following events:

●	Voluntary Conversion. The investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non-assessable shares of common stock of the Company at the conversion price of $1.15 per share.
●	Mandatory Conversion. Upon sixty (60) days from the date the Company files a Form 10 registration statement with the Securities and Exchange Commission (the “SEC”), all of the accrued interest and unpaid principal balance of this Note shall automatically convert into fully paid and non-assessable shares of common stock of the Company at the conversion price of $1.15 per share.
●	Interest at the rate equal to 2% per annum, computed based on the actual number of days elapsed, and a year of 365 days will be due on all outstanding notes.
●	Interest accrual commenced on December 1, 2021, upon closing the convertible promissory note offering.

On September 1, 2022, the noteholders of the convertible promissory note issued June 30, 2021, and November 5, 2021, passed, by a majority, an amendment of Section 6 of the Notes.

Section 6 of each of the Notes is hereby amended and restated in its entirety as follows:

Voluntary Conversion. The investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company at the conversion price of $1.15 per share (the “Conversion Price”). A notice of Conversion is included as Exhibit “A.” If the Company shall at any time or from time to time after issuance of this Note, effect a stock split of the outstanding common stock, the applicable Conversion Price in effect immediately prior to the stock split shall be proportionately decreased. If the Company shall at any time or from time to time after the issuance of this Note, combine the outstanding shares of common stock, the applicable Conversion Price in effect immediately prior to the combination shall be proportionately increased. Any adjustments under this Section 6 shall be effective at the close of business on the date the stock split or combination occurs.

On December 15, 2022, the noteholders of the convertible promissory note issued June 30, 2021, and November 5, 2021, passed, by a majority, an amendment of Section 6 of the Notes.

Section 6 of each of the Notes is hereby amended and restated in its entirety as follows:

Voluntary Conversion. The investor may, at his/her/its sole option, at any time after nine (9) months, convert all or any portion of the accrued interest and unpaid principal balance of this Note into fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company at the conversion price of $0.50 per share (the “Conversion Price”). A notice of Conversion is included as Exhibit “A.” If the Company shall at any time or from time to time after issuance of this Note, effect a stock split of the outstanding common stock, the applicable Conversion Price in effect immediately prior to the stock split shall be proportionately decreased. If the Company shall at any time or from time to time after the issuance of this Note, combine the outstanding shares of common stock, the applicable Conversion Price in effect immediately prior to the combination shall be proportionately increased. Any adjustments under this Section 6 shall be effective at the close of business on the date the stock split or combination occurs.”

There were no accounting ramifications as a result of the above amendments.

At December 31, 2023, and 2022, convertible notes consisted of the following.

	December 31, 2023	December 31, 2022
Promissory notes – issued in the fiscal year	$—	$2,287,780
Total convertible notes payable	—	2,287,780
Less: unamortized debt discount	—	—
Less: notes converted to common stock	—	(2,287,780)
Less: current portion of convertible notes	—	—
Long-term convertible notes	$—	$—

During the years ended December 31, 2023, and 2022, the Company recorded interest expense of $11,725 and $575,777, respectively, and debt discount amortization of $6,954 and $69,714, respectively. On December 15, 2022, all note holders requested voluntary conversion of the notes to common shares at $0.50, resulting in $0 and in accrued interest at December 31, 2023 and 2022, and 4,706,096 common shares issued.

NOTE 9 – LOAN PAYABLE

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

The Company has purchased a vehicle under a capital finance arrangement. The term of this loan is 5 years, and the annual interest rate is 6.90%. At December 31, 2023, and 2022, loan payable obligations included in current liabilities were $12,611, and $11,987, respectively, and loan payable obligations included in long-term liabilities were $0, and $10,465, respectively. During the years ended December 31, 2023, and 2022, the Company made $12,324, and $9,943, respectively, in loan payments.

At December 31, 2023, remaining payments in 2024 are $12,611.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has a loan from our founder, Stephen Morris, with a balance of $678,549 and $899,309 at December 31, 2023 and 2022, respectively.

Loan 1 Stephen Morris, Founder, CTO and Chair.

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

On December 20, 2022, the Company entered into a third amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to reduce the outstanding principal amount of the loan by $71,540 (£59,543) in exchange for the Company assigning advances receivables of $71,540 (£59,543) whereon Mr. Morris is entitled to amounts received pursuant to such receivables and will bear the risk of non-payment with respect to such receivables. After this assignment, the Company will have no right to receive any amounts collected with respect to such receivables and will have no liability for non-payment of the receivables or any collections costs.

On December 27, 2023, Stephen Morris converted $821,431.87 in principal amount of promissory notes payable and due to him from the Company into 2,489,186 shares of Common Stock. The conversion price for the Common Stock was $0.33 per share.

At December 31, 2023, and 2022, loan payable obligations included in current liabilities were $125,910, and $374,018, respectively, and loan payable obligations included in long-term liabilities were $0, and $10,465, respectively.

Loan 2 Stephen Morris, Founder, CTO and Chair.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible and is due upon maturity, which is 3 years after the date of the agreement.

The Company received $501,049 in 2022 and made $0 and $0 during the years ended December 31, 2022 and 2021. The loan principal due was decreased by $11,540 and $66,000 during the year ended December 31, 2022 and 2021, respectively, in regards the sale of the Special 2019 Series A Preferred Stock to Mr. Morris in 2021, and the Company’s subsequent repurchase and cancellation of preferred stock and the assignment of debt during 2022.

At December 31, 2023, and 2022, loan payable obligations included in non-current liabilities were $552,639, and $525,291

Activity on related party loans during the years ended December 31, 2023, and 2022 is as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Beginning balance – related party loans	$899,309	$428,177
Current:
Beginning balance – current	374,018	428,177
Effects of currency translation	62,356	(42,619)
Conversions from (into) preferred stock	—	60,000
Additions	510,968	—
Interest	—	—
Assignment of advances receivable	—	(71,540)
Loan resolution agreement – Stephen Morris	(821,432)	—
Ending balance Loan 1 (current)	125,910	374,018

Non-current:
Beginning balance	525,291	—
Additions	—	501,049
Effects of currency translation	27,348	24,242
Ending balance non-current	552,639	525,291

Ending balance – related party loans	$678,549	$899,309

On December 31, 2021, the Company received a loan from minority shareholders totaling $81,162. The loan is non-interest-bearing and due for repayment on February 28, 2022. An agreement was reached to extend repayment of the loan to April 30, 2022, with no penalties. All outstanding amounts were paid by this date.

On February 15, 2022, the Company received a loan from a minority shareholder for $19,709. The loan bears interest at a rate of 20% and is due for repayment on February 15, 2023. All amounts outstanding were paid on that date.

Paul Morrissey, Director

On September 8, 2022, the Company entered into a new loan agreement (the “Loan Agreement”) with Professor Paul Morrissey for $32,337 (£25,401). The Loan Agreement is unsecured, carries a fixed interest rate of 25%, is non-convertible, and was payable in 4 weeks after the date of the agreement.

NOTE 11 – WARRANT LIABILITY

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

ASC 815 requires us to assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense items.

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

For the year ended December 31, 2023, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Year Ended
December 31, 2023
Expected term	1.59 – 2.50 years
Expected average volatility	177 – 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 5.46%

The following table summarizes the changes in the warrant liabilities during the year ended December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2021	$-
Addition of new warrant liabilities	721,275
Day-one loss	(28,043)
Change in fair value of warrant liability	(494,753)
Warrant liability as of December 31, 2022	198,479
Addition of new warrant liabilities	-
Change in fair value of warrant liability	(159,363)
Warrant liability as of December 31, 2023	$39,116

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

For the years ended December 31, 2023, and 2022, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Year Ended December 31,
	2023	2022
Tax jurisdiction from:
- Local	$(1,928,146)	$(3,589,034)
- Foreign	(630,823)	(836,615)
Loss before income taxes	$(2,558,969)	$(4,425,649)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2023, and 2022, are as follows:

	Year Ended December 31,
	2023	2022
Net Operating loss carryforward	$2,650,650	$4,425,649
Effective tax rate	21%	21%
Deferred tax asset	537,383	929,386
Foreign taxes	(256,668)	(594,740
Less: valuation allowance	(280,715)	(334,646
Net deferred tax asset	$—	$—

The Company has provided for a full valuation allowance against the deferred tax assets, on the expected future tax benefits from the net operating loss carryforwards, as the management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance decreased by $53,931 and $414,168 during the years ended December 31, 2023, and 2022, respectively.

United States of America

Bubblr, Inc. is registered in the State of Wyoming and is subject to the tax laws of United States of America at a standard tax rate of 21%. Due to a change of control, the Company will not be able to carryover net operating losses (“NOL”) generated before August 13, 2020, to offset future income.

As of December 31, 2023, the operations in the United States of America incurred approximately $8,182,343 of cumulative NOL’s which can be carried forward indefinitely to offset future taxable income.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2018.

United Kingdom

The Company’s subsidiaries operating in the United Kingdom (“UK”) are subject to tax at a standard income tax rate of 19% on the assessable income arising in the UK during its tax year.

As of December 31, 2022, the operations in the UK incurred approximately $6,352,644 of cumulative NOLs which can be carried forward to offset future taxable income indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $6,352,644 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by HM Revenue & Customs, for the years ended 2023 and 2022.

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

On September 6, 2022, the Company repurchased $60,000 and canceled the Special 2019 Series A Preferred Stock held by Mr. Morris via the issuance of a related party note payable (see Note 10 - Related Party Transactions).

As of December 31, 2022, the Company had 0 shares of 2019 Series A Preferred stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

On March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, establishing 2,000 shares of the Company’s Series C Convertible Preferred Stock, with a stated value of $1,200 per share.

During the year ended December 31, 2022, the Company declared dividends of $64,292, of which $22,133 was paid via the issuance of 116,799 shares of common stock, $20,026 was paid in cash, and $22,133 remained declared but unpaid at December 31, 2022.

The Company has the right to redeem the Series C Convertible Preferred Stock in accordance with the following schedule:

●	If all of the Series C Convertible Preferred Stock are redeemed within 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 115% of the Stated Value together with any accrued but unpaid dividends.
●	If all of the Series C Convertible Preferred Stock is redeemed after 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 120% of the Stated Value together with any accrued but unpaid dividends; and
●	The Company shall pay an 8% per annum dividend on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. The dividend shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock whether or not earned or declared and whether or not there are profits, surplus, or other funds of the Company legally available for the payment of dividends.

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

On March 9, 2022, the Company entered a Securities Purchase Agreement with Proactive Capital Partners LP (“Proactive”), whereby Proactive agreed to purchase 160 Series C Preferred Stock shares.

The Company agreed to issue Proactive commitment shares of 8 Series C Convertible Preferred Stock shares and 472,205 warrant shares (the “Warrant”). Warrant shares represent 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock (the “Warrant Shares”). The Company agreed to register the shares of common stock issuable pursuant to the conversion of the Series C Convertible Preferred Stock and the Warrant Shares.

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

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060 (US$525,291 at December 31, 2022). To enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock, in exchange for our company issuing 345,220 shares of common stock: 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive. The resulting common shares were valued at $71,703, which was recorded as interest expense.

As a result of the above transactions, the Company received total net proceeds of $789,000, of which $721,275 has been allocated to the warrants and Series C Preferred Stock based on the warrants’ fair market values on each contract date, with the residual loss of $28,043 allocated to day-one loss on warrant liability associated with the March 2022 issuances, and excess proceeds of $95,768 allocated to the Series C Preferred Stock associated with the April, May, and June 2022 issuances. As at December 31, 2023, and 2022, the Company had 903 of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the corporation’s stockholders is sought.

During the years ended December 31, 2023, and 2022, the Company issued common shares as follows:

Year ended December 31, 2022

●	147,960 shares for Executive Board Chair services valued at $75,460.
●	7,874,108 shares for Investor Relations and Consulting services valued at $2,044,061.
●	140,000 shares for Debt conversion of Investor Relations fee valued at $28,000.
●	793,039 shares as commitment shares under the Equity Financing Agreement valued at $379,814.
●	345,220 shares as compensation for loan waiver under Series C Preferred Stock share purchase agreement valued at $71,703.
●	4,706,096 shares for conversion of convertible notes issued in 2021 valued at $2,353,048.
●	116,799 shares for dividend due on Series C Preferred Stock to September 30, 2022, valued at $22,133.

Year ended December 31, 2023

●	1,455,784 shares for Investor Relations valued at $285,338
●	625,000 shares for Consulting Services valued at $89,063
●	500,000 shares for Professional Services valued at $65,000
●	311,159 shares for Series C Preference Share Dividends valued at $43,805.
●	2,489,186 shares for Loan Resolution Agreement valued at $821,431

As at December 31, 2023, and 2022, the Company had 159,690,447 and 154,309,318 shares, respectively, of common stock issued and outstanding.

Warrants

The Company identified conversion features embedded within warrants issued during the year ended December 31, 2022. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision, which could cause adjustments in redemption value and number of shares issued upon exercise (see Note 11 - Warrant Liability).

A summary of activity during the period ended December 31, 2023, and 2022 follows:

Warrants Outstanding
	Number of	Weighted Average	Weighted Average Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2021	—	$—	—
Granted	2,538,101	0.32	4.27
Exercised	—	—	—
Forfeited/canceled	—	—	—
Outstanding, December 31, 2022	2,538,101	0.32	4.27
Granted	—	—	—
Exercised	—	—	—
Forfeited/canceled	—	—	—
Outstanding, December 31, 2023	2,538,101	$0.32	4.27

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2023:

Warrants Outstanding			Warrants Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	3.18	$0.34	941,599	$0.34
472,205	3.19	0.34	472,205	0.34
562,149	3.32	0.35	562,149	0.35
281,074	3.40	0.22	281,074	0.22
281,074	3.48	0.22	281,074	0.22
2,538,101	3.27	$0.32	2,538,101	$0.32

As at December 31, 2023 the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

Equity Incentive Plan

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) and, unless earlier terminated, will continue until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan.

The 2022 Equity Incentive Plan aims to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is mainly dependent.

During the year ended December 31, 2022, the Company issued pursuant to the 2022 Equity Incentive Plan, the Company elected to award 8,400,000 RSUs to two Company executives pursuant to their employment agreements, with 50% vesting on June 1, 2023, and June 1, 2024.

The executives forfeited the award of 8,400,000 RSUs upon their termination of employment on January 31, 2023.

On April 1, 2023, the Company granted options for purchasing our Common stock to executives, management, and a non-executive director as consideration for time served. The terms of the stock option grants are determined by our Board of Directors and consistent with our 2022 Equity Incentive Plan.

Our stock option grant general policy is that options vest 40% after 90 days of service, and the remaining options vest monthly over two years. The maximum term is ten years.

The following table summarizes the stock options activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Exercise Price (per share)

Outstanding as of December 31, 2022	-	$-
Granted	14,400,000	0.1560
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2023	14,400,000	$0.1560
Exercisable at December 31, 2023	10,032,000
Weighted-average fair value of options granted in the period		$0.1518

The total intrinsic value of options on December 31, 2023, is zero because the closing stock price was below the weighted average exercise value. The weighted average fair value of stock options granted during 2023 was based on the Black-Scholes option pricing model using the following weighted average assumptions. See below for reference to the Company’s valuation methodologies for these grants.

Year Ended
December 31, 2023
Expected life in years	9.25
Risk-free interest rate	3.88%
Annual forfeiture rate	0%
Volatility	199%
Expected dividend yield	0%

The following table summarizes certain information regarding the Company’s non-vested shares as of the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested as of December 31, 2022	-	$-
Granted	14,400,000	0.1560
Forfeited or expired	-	-
Vested	(10,032,000)	0.1560
Non-vested as of December 31, 2023	4,368,000	$0.1560

The following table summarizes the stock options exercisable for the year ended December 31, 2023:

	Options	Options
	Outstanding	Exercisable

Number of shares	14,400,000	10,032,000
Weighted-average contractual life in years	9.25	9.25
Weighted-average exercise price	$0.1560	$0.1618
Intrinsic value	$0.00	$0.00

As of December 31, 2023, the Company recognized $1,559,598 in compensation costs. There were $626,773 of unrecognized compensation costs related to non-vested share options, which we will recognize over the next 18 months.

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

In consideration of entering into the SPA, on February 1, 2022, the Company issued 103,000 shares of common stock to WLC valued at $93,792.

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

The registration statement on Form S-1 was effective as of June 24, 2022. During the year ended December 31, 2022, GHS has provided $0 under the EFA.

In consideration for entering into the EFA, on March 4, 2022, the Company issued 587,039 shares of common stock to GHS valued at $234,522.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease

The Company rents on a month-to-month basis virtual space at 21 West 46th St, New York, NY 10036. The monthly rate is $200. This lease is exempt from ASC 842 lease accounting due to its short term.

During the years ended December 31, 2023, and 2022, the Company paid $2,400 and $1,000 for use of premises in New York, New York. The 12-month agreement was signed in August 2021 for twelve months, after which it became a rolling monthly contract at a monthly rate of $200 and is exempt from ASC 842 lease accounting due to its short term.

Investor Relations

On February 14, 2023, the Company entered into a Consulting Agreement with Beyond Media SEZC. The term of the agreement is twelve months. Beyond Media will receive $7,000 monthly in cash and will be issued 1,000,000 shares of common stock valued at $180,000 for entrance into the agreement.

On June 15, 2023, the Company entered into a Consulting Agreement with Launchpad LLC. The term of the agreement is six months. Launchpad LLC will receive $3,000 in cash per month.

Steven Saunders, Former Chief Commercial Officer and Director

On July 1, 2021, the Company entered into an employment agreement with Steven Saunders, Chief Commercial Officer and Director. The term is three years. Mr. Saunders will receive monthly cash compensation of $15,000 reduced by $3,820 until at least $5,000,000 funding has been received through the S-1 offering.

On May 31, 2022, the Company entered into an Amended Employment Agreement with Stephen Saunders. The Company will compensate Mr. Willard with a $144,000 base salary per annum. When the Company has secured $5 million in debt or equity financing base salary will be increased to $180,000 per annum. When the Company receives $10 million in debt or equity the base salary will be $240,000 per annum.

On May 31, 2022, the Company agreed to further compensate Mr. Saunders with 3,000,000 restricted stock units, which vests 1,500,000 on June 1, 2023, and 2024, under the Equity Incentive Plan.

On January 31, 2023, the Company entered into Separation Agreements with Steven Saunders. He is no longer an officer or director of our Company, and all prior agreements are terminated in their entirety. To satisfy all amounts due, Mr. Saunders and the Company agreed to a settlement total sum of $116,000. As of December 31, 2023, the amount due to Mr. Saunders was $79,250.

Rik Willard, Former Chief Executive Officer and Director

On August 15, 2021, the Company entered into an employment agreement with Rik Willard, Chief Executive Officer and Director. The term is 1 year commencing. Mr. Willard will receive monthly cash compensation of $15,000 reduced by $3,000 until at least $5,000,000 funding has been received through the S-1 offering. Mr. Willard was also granted a signing bonus of 102,040 restricted shares, which were issued in June 2021.

On May 25, 2022, the Company entered into an Amended Employment Agreement with Rik Willard. The Company will compensate Mr. Willard with a $144,000 base salary per annum. When the Company has secured $5 million in debt or equity financing base salary will be increased to $180,000 per annum. When the Company receives $10 million in debt or equity the base salary will be $240,000 per annum.

On May 25, 2022, the Company agreed to further compensate Mr. Willard with 5,400,000 restricted stock units, which vests 2,700,000 on June 1, 2023, and 2024, under the Equity Incentive Plan.

On January 31, 2023, the Company entered into Separation Agreements with Rik Willard, our then-Chief Executive Officer. Mr. Willard is no longer an officer or director of our Company, and all prior agreements are terminated in their entirety. To satisfy all amounts due, Mr. Willard and the Company agreed to a settlement total sum of $112,418. As of December 31, 2023, the amount due to Mr. Willard was $86,811.

Stephen Morris, Founder, Chief Technical Officer and Director

On April 1, 2023, the Company entered into an Amended Employment Agreement with Stephen Morris, Founder, Chief Technical Officer, and Chair. The Company will compensate Mr. Morris $450,000 base pay per annum with payments reduced by 60% to $180,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On April 1, 2023, the Company agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share (628,320), under the 2022 Incentive Plan. The options were fully vested as Mr. Morris completed over two years and three months of service

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with Stephen Morris to reduce his base pay from $450,000 to $90,000 per annum and forfeit $270,000 of deferred compensation.

David Chetwood, Chief Financial Officer and Director

On April 1, 2023, the Company entered into an Amended Employment Agreement, effective February 10, 2023, with David Chetwood, Chief Financial Officer and Director. The Company will compensate Mr. Chetwood $450,000 per annum base pay with payments reduced by 60% to $180,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On May 12, 2023, the Company agreed to grant Mr. Chetwood an option to purchase 3,360,000 shares of common stock at $0.1625 per share ($546,000), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of December 31, 2023, there were 218,066 non-vested share options, which we will recognize over the next 16 months.

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with David Chetwood to reduce his base pay from $450,000 to $180,000 per annum and forfeit $236,200 of deferred compensation.

Timothy Burks, Chief Executive Officer and Director

On April 1, 2023, the Company entered into an employment agreement with Timothy Burks, Chief Executive Officer and Director. The Company will compensate Mr. Burks $600,000 per annum base pay with payments reduced by 60% to $240,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On July 1, 2023, the Company agreed to grant Mr. Burks an option to purchase 4,800,000 shares of common stock at $0.1353 per share ($649,440), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of December 31, 2023, there were $291,860 non-vested share options, which we will recognize over the next 18 months.

On December 31, 2023, the Company entered into an Amended Employment Agreement with Timothy Burks to reduce his base pay from $600,000 to $240,000 per annum and forfeit $270,000 of deferred compensation.

Paul Morrissey, Director

On April 6, 2023, the Company entered into a Non-executive Director Agreement with Paul Morrissey. The Company will compensate Mr. Morrissey $300,000 per annum directors fee, with payments reduced by 60% to $120,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On July 6, 2023, the Company agreed to grant Mr. Morrissey an option to purchase 1,920,000 shares of common stock at $0.1353 per share ($259,776), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of December 31, 2023, there were $116,746 non-vested share options, which we will recognize over the next 18 months.

On December 31, 2023, the Company entered into an Amended Non-Executive Director Agreement with Morrissey to reduce his director fee from $300,000 to $120,000 per annum and forfeit $270,000 of deferred compensation.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 20, 2024 when the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Exhibit Description

3.1*	Amended and Restated Bylaws of Bubblr Inc.

3.2*	Certificate of Designation for Series C Convertible Preferred Stock

4.1*	Common Stock Purchase Warrant dated March 4, 2022, in favor of GHS Investments

4.2*	Common Stock Purchase Warrant dated March 9, 2022, in favor of Proactive Capital Partners LP

4.3*	Common Stock Purchase Warrant dated April 25, 2022, in favor of GHS Investments

4.4*	First Amendment to Loan Agreement, dated May 23, 2022

4.5*	Common Stock Purchase Warrant dated May 25, 2022, in favor of GHS Investments

4.6*	Common Stock Purchase Warrant dated June 24, 2022, in favor of GHS Investments

4.7*	Second Amendment to Loan Agreement, dated September 6, 2022

4.8*	New Loan Agreement, dated September 7, 2022

4.9*	Amendment No. 2 to Convertible Promissory Note 2021-06-30, dated December 15, 2022

4.10*	Amendment No. 2 to Convertible Promissory Note, 2021-11-05 dated December 15, 2022

4.11*	Third Amendment to Loan Agreement, dated December 20, 2022

10.1*	Securities Purchase Agreement dated March 4, 2022, with GHS Investments

10.2*	Securities Purchase Agreement dated March 9, 2022, with Proactive Capital Partners LP

10.3*	Equity Financing Agreement dated March 9, 2022, with GHS Investments

10.4*	Registration Rights Agreement dated March 9, 2022, with GHS Investments

10.5*	Termination and Release Agreement dated March 22, 2022, with White Lion Capital LLC

10.6*	Amended and Restated Employment Agreement dated May 31, 2022, with Rik Willard

10.7*	Amended and Restated Employment Agreement dated May 31, 2022, with Steven Saunders

47

10.8*	2022 Incentive Plan

10.9*	Separation Agreement with Rik Willard dated January 31, 2023

10.10*	Separation Agreement with Steve Saunders dated January 31, 2023

10.11*	Employment Agreement with David Chetwood dated February 10, 2022

10.12*	Employment Agreement with Timothy Burks dated April 1, 2022

10.13*	Share Option Grant with Timothy Burks dated April 1, 2022

10.14*	Amended Employment Agreement with David Chetwood dated April 1, 2023

10.15*	Share Option Grant with David Chetwood dated April 1, 2022

10.16*	Employment Agreement with Stephen Morris dated April 1, 2023

10.17*	Share Option Grant with Stephen Morris dated April 1, 2022

10.18*	Amended Employment Agreement with Timothy Burks dated December 31, 2022

10.19*	Second Amended Employment Agreement with David Chetwood dated December 31, 2022

10.20*	Amended Employment Agreement with Stephen Morris dated December 31, 2022

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2024	Bubblr, Inc.

	By:	/s/ Timothy Burks
Timothy Burks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Burks	Chief Executive Officer, Principal Executive Officer and Director	March 20, 2024
Timothy Burks

/s/ David Chetwood	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	March 20, 2024
David Chetwood

/s/ Stephen Morris	Chief Technology Officer and Director	March 20, 2024
Stephen Morris

49