Form 10-Q
period 2024-03-31
Bubblr Inc.
filed 2024-05-07
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

(646) 814 7184

(Registrant’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2024, there were 159,690,447 outstanding shares of the registrant’s Common Stock, $.01 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023 (unaudited);
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three and three months ended March 31, 2024, and 2023 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2024, and 2023 (unaudited);
F-5	Consolidated Statements of Cash Flows for the three months ended March 31, 2024, and 2023 (unaudited); and
F-6	Notes to the Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2024, are not necessarily indicative of the results that can be expected for the full year ending December 31, 2024.

3

BUBBLR INC.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

BUBBLR INC.

Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$951	$7,668
Other receivables	88,937	87,503
Total current assets	89,888	95,171

Non-current Assets:
Property and equipment, net	2,349	31,302
Intangible assets, net	1,409,681	1,456,628
Total non-current assets	1,412,030	1,487,930
TOTAL ASSETS	$1,501,918	$1,583,101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$398,365	$373,606
Accrued liabilities	1,106,074	943,007
Loan payable, current	-	12,611
Loan payable - related party, current	263,970	158,247
Total current liabilities	1,768,409	1,487,471

Non-current liabilities:
Loan payable - related party, non-current	548,341	552,639
Warrant derivative liability	40,367	39,116
Total non-current liabilities	588,708	591,755
Total Liabilities	2,357,117	2,079,226

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 159,690,447 shares issued and outstanding at March 31, 2024, and December 31, 2023	1,596,904	1,596,904
Additional paid-in capital	13,277,905	13,168,915
Accumulated deficit	(16,095,315)	(15,612,775)
Accumulated other comprehensive income	365,306	350,830
Total Stockholders’ Equity (Deficit)	(855,199)	(496,125)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,501,918	$1,583,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Operations and Comprehensive Loss

For the three months ended March 31, 2024, and 2023

(Unaudited)

	For the Three Months Ended March 31,
	2024		2023
Revenue	$		$
Sales		1,504		-
Cost of sales		622		-
Gross profit		882		-

Operating Expenses
General and administrative		$310,068		$16,289
Professional fees		8,028		(225,570)
Sales and marketing		18,173		312,463
Amortization and depreciation		53,991		59,627
Research and development		47,865		39,152
Total operating expense		438,125		201,961

Operating loss		(437,243)		(201,961)

Other income (expense)
Other income		1,478		98
Interest expense		(3,592)		(1,129)
Disposal of fixed assets		(9,355)		-
Gain (loss) on change in fair value of warrant derivative liability		(1,251)		(72,519)
Foreign currency transaction (loss) gain		(10,904)		21,175
Total other income (expense)		(23,624)		(52,375)

Net loss before income tax		$(460,867)		$(254,336)
Provision for income tax		-		-
Net loss after income tax		$(460,867)		$(254,336)

Other comprehensive income (loss)
Foreign currency translation gain (loss)		14,476		(19,142)
Total other comprehensive income (loss)		14,476		(19,142)

Net comprehensive loss		$(446,391)		$(273,478)

Net loss per common share, basic and diluted		$0.00		$0.00

Weighted average number of common shares outstanding, basic, and diluted		159,690,447		154,904,171

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2024, and 2023

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)

Balance -December 31, 2022	903	$1	154,309,318	$1,543,093	$11,006,607	$(12,875,437)	$412,013	$86,277

Issuance of common shares for Services - Consulting			1,455,784	14,558	270,780			285,338
Forfeit of restricted stock units					(659,052)			(659,052)
Issuance of common shares for Series C Preferred Shares Dividend			183,676	1,837	20,296			22,133
Dividend Series C Preferred Shares						(21,672)		(21,672)
Net Loss						(254,336)		(254,336)
Other comprehensive income							(19,142)	(19,142)
Balance -March 31, 2023	903	$1	155,948,778	$1,559,488	$10,638,631	$(13,151,445)	$392,871	$(560,454)

Balance December 31, 2023	903	$1	159,690,447	$1,596,904	13,168,915	$(15,612,775)	$350,830	$(496,125)
Vesting of Share Options					108,990			108,990
Dividend Series C Preferred Shares						(21,673)		(21,673)
Net Loss						(460,867)		(460,867)
Other comprehensive income							14,476	_14,476
Balance -March 31, 2024	903	$1	159,690,447	$1,596,904	$13,277,905	$(16,095,315)	$365,306	$(855,199)

BUBBLR INC.

Consolidated Statement of Cashflows

For the Three months ended March 31, 2024 and 2023

(Unaudited)

	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(460,867)	$(254,336)
Adjustments for:
Net loss to net cash used in operating activities:
Stock-based compensation	-	285,338
Forfeit of restricted stock units	-	(659,052)
Vesting of stock-based compensation	108,990
Change in fair value of warrant derivative liability	1,251	72,519
Disposal of fixed assets	9,355	-
Amortization of intangible asset	51,489	56,521
Depreciation	2,502	3,106
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(2,121)	3,778
Increase in accounts payable	25,674	336,901
Increase in accrued liabilities	145,563	(3,156)
Net cash used in operating activities	(118,164)	(158,381)

Cash flows from investing activities
Purchase of intangible assets	(15,566)	(11,138)
Proceeds on the sale of fixed assets	16,960	-
Net cash used in investing activities	1,394	(11,138)

Cash flows from financing activities
Repayment of loans payable	(12,611)	(2,430)
Repayment of loans payable - related party	-	(18,228)
Proceeds from loans payable - related party	105,076	223,777
Net cash provided by financing activities	92,465	203,119

Effects of exchange rate changes on cash	17,588	(31,018)

Net Change in Cash	(6,717)	2,582
Cash - Beginning of Period	7,668	32,533
Cash - End of Period	$951	$35,115

Supplemental information:
Cash paid for interest	$301	$4,774
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

BUBBLR INC.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2024, and 2023

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On March 26, 2020, Bubblr Holdings Ltd. (a UK company formed on February 18, 2016) merged into U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation formed on October 22, 2019, and became a 100% subsidiary of UWRL. On March 30, 2021, the Company’s corporate name changed to Bubblr, Inc. (“the Company”).

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $446,391 during the three months ended March 31, 2024, and has an accumulated deficit of $16,095,315 as of March 31, 2024. In addition, current liabilities exceed current assets by $1,678,521 as of March 31, 2024.

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

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the year ended December 31, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments adjusted to fair market value on reporting dates. At March 31, 2024 and December 31, 2023 the warrant liabilities balances were $40,367 and $39,116 respectively. There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2024.

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

For the three months ended March 31, 2024, and 2023, the following outstanding stock was excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	March 31,
	2024	2023
	(Shares)	(Shares)
Series C Preferred Stock	3,384,135	3,384,135
Warrants	2,358,101	2,358,101
Total	5,742,236	5,742,236

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

	March 31,		December 31,
	2024	2023	2023
Period-end GBP£: U.S.$ exchange rate	1.2632	1.2341	1.2199
Weighted average GBP£: U.S.$ exchange rate	1.2684	1.2152	1.2447

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Gains on foreign exchange transactions totaling $5,210 and losses of $19,142 were recognized during the three months ended March 31, 2024, and 2023, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount believed more likely than not to be realized.

As of March 31, 2024, and December 31, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 – OTHER RECEIVABLES

As of March 31, 2024, and December 31, 2023, accounts receivable consisted of the following:

	March 31,	December 31,
	2024	2023

Deposit	$200	$200
UK R&D credit	79,582	80,205
UK VAT receivable	9,155	7,098
Total other receivables	$88,937	$87,503

NOTE 4 - PROPERTY AND EQUIPMENT

As of March 31, 2024, and December 31, 2023, property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2023	$53,470	$29,646	$-	$83,116
Additions
Disposals	(53,054)	(3,502)	-	(56,556)
Effects of currency translation	(416)	(231)	-	(647)
At March 31, 2024	-	25,913	-	25,913

Less accumulated depreciation
At December 31, 2023	$25,997	$25,817	$-	$51,814
Depreciation expense	1,053	1,449	-	2,502
Disposals	(26,847)	(3,502)	-	(30,349)
Effects of currency translation	(203)	(200)		(403)
At March 31, 2024	-	23,564	-	23,564

Net book value
At March 31, 2024	-	2,349	-	2,349
At December 31, 2023	$27,473	$3,829	$-	$31,302

During the three months ended March 31, 2024, the Company recorded depreciation expenses of $2,502 and a loss of $9,317 on the disposal of a motor vehicle.

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

As of March 31, 2024, and December 31, 2023, trademarks consisted of the following:

	March 31,	December 31,
	2024	2023
Trademarks:
NewzMineTM	$13,421	$12,994
Citizens Journalist™	25,367	25,367
Effects of currency translation	(2,088)	(1,804)
	$36,700	$36,558

As of March 31, 2024, and December 31, 2023, intangible assets consisted of the following:

	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
Cost
At December 31, 2023	$220,926	$36,558	$3,109,540	$45,745	$3,412,769

Additions	15,139	427	-	-	15,566
Effects of currency translation	(1,718)	(285)	(24,180)	-	(26,183)
At March 31, 2024	$234,347	$36,700	$3,085,360	$45,745	$3,402,152

Less accumulated amortization
At December 31, 2023	$8,541	$-	$1,940,736	$6,864	$1,956,141

Amortization expense	1,630	-	49,287	572	51,489
Effects of currency translation	(70)	-	(15,089)	-	(15,159)
At March 31, 2024	$10,101	$-	$1,974,934	$7,436	1,992,471

Net book value
At March 31, 2024	$224,246	$36,700	$1,110,426	$38,309	$1,409,681
At December 31, 2023	$212,385	$36,558	$1,168,804	$38,881	$1,456,628

During the three months ended March 31, 2024, the Company purchased $15,566 intangible assets and recorded amortization expenses of $51,489. No impairment was recorded.

NOTE 6 – ACCRUED LIABILITIES

As of March 31, 2024, and December 31, 2023, accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Director fees	$120,000	$90,000
Dividends payable	86,688	65,016
Other accruals	49,892	76,945
Settlement payable	166,986	166,986
Wages and salaries	682,508	544,060
Total Accrued liabilities	$1,106,074	$943,007

NOTE 7 – LOAN PAYABLE

In November 2019, the Company purchased a vehicle under a capital finance arrangement. The term of this loan was 5 years, and the annual interest rate is 6.90%. At March 31, 2024, and December 31, 2022, loan payable obligations included in current liabilities were $0 and $11,987, respectively, and loan payable obligations included in long-term liabilities were $0 and $12,611, respectively.

During the three months ended March 31, 2024, and 2022, the Company made $1,691 and $2,430, respectively, in loan payments.

The vehicle was sold in February 2024.

NOTE 8 - RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has loans from our founder, Stephen Morris, with a balance of $1,316,435 and $678,549 at March 31, 2024 and December 31, 2023, respectively:

Loan 1 - Stephen Morris, Founder, CTO and Chair.

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

At March 31, 2024, and December 31, 2023, Loan 1 payable obligations included in current liabilities were $229,575 and $125,910, respectively.

Loan 2 - Stephen Morris, Founder, CTO and Chair.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible, and is due upon maturity, which is three years after the date of the agreement.

At March 31, 2024, and December 31, 2023, Loan 2 payable obligations included in current liabilities were $552,639 and $548,341, respectively.

Activity on Loan 1 and Loan 2 arrive at March 31, 2024, and December 31, 2023, balances is as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2024	2023
Beginning balance loan 1 current	$125,910	374,018
Effects of currency translation	(980)	62,356
Additions	104,930	510,968
Loan resolution agreement – Stephen Morris	-	(821,432)
Ending balance – loan 1 current	$229,575	$125,910

Beginning balance loan 2 non-current	$552,639	$525,291
Effects of currency translation	(4,298)	27,348
Ending balance loan 2 non-current	$548,341	552,639

Ending balance loan 1 and loan 2 current and non-current	$777,916	$678,549

Related Party Loan – Professor Paul Morrissey, Director.

On September 8, 2022, the Company entered into a new loan agreement (the “Loan Agreement”) with Professor Paul Morrissey for $32,337 (£25,401). The Loan had an original issue discount of $6,954 (£5,700). The Loan Agreement is unsecured, non-convertible and carries a fixed interest rate of 2.85% every four weeks on the original principal, is non-convertible, and was payable in 4 weeks after the date of the agreement. The debt discount is amortized to interest expense during the loan’s outstanding period. The loan outstanding at March 31, 2024, and December 31, 2023, is $34,395 (£27,229) and $32,337 (£25,401) respectively.

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

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of March 31, 2024. The Black Scholes model requires three basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the period ended March 31, 2024, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Three Months Ended
March 31, 2024
Expected term	1.59 - 2.50 years
Expected average volatility	177 – 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50 – 5.46%

The following table summarizes the changes in the warrant liabilities during the three months ended March 31, 2024, and year ended December 31, 2023:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant liability December 31, 2022	$198,479
Addition of new warrants	-
Change in fair value of warrant liability	(159,363)
Warrant liability as of December 31, 2023	$39,116

Addition of new warrants	$-
Change in fair value of warrant liability	1,251
Warrant liability as of March 31, 2024	$40,367

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series C Convertible Preferred Stock

On March 4, 2023, the Company filed a Certificate of Designation with the Wyoming Secretary of State, which established 2,000 shares of the Company’s Series C Convertible Preferred Stock, with a Stated Value of $1,200 per share.

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

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060 (US$550,468 at March 31, 2024). In order to enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock, in exchange for our company issuing 345,220 shares of common stock: 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive. The resulting common shares were valued at $71,703, recorded as interest expense.

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

As at March 31, 2024 and December 31, 2023, the Company had 903 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2023, the Company issued the following unregistered securities:

●	625,000 shares for Consultancy services valued at $100,000.
●	500,000 shares for Professional services valued at $65,000.
●	311,159 shares for dividend due of Series C Preferred Stock valued at $43,805.
●	1,455,784 shares for Investor Relations services valued at $285,338.

During the three months ended March 31, 2024, the Company did not issue unregistered securities.

As at March 31, 2024, and December 31, 2023, the Company had 159,690,447 shares of common stock issued and outstanding.

The above securities were issued in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended, and/or in reliance on the exception from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Warrants

The Company identified conversion features embedded within warrants issued during the three months ended March 31, 2023. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision which could cause adjustments in redemption value and the number of shares issued upon exercise (see Note 9 - Warrant Liability).

A summary of activity during the three-month period ended March 31, 2024, follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2023	2,538,101	$0.32	4.27
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2024	2,538,101	$0.32	3.52

Exercisable Warrants, March 31, 2024	2,538,101	$0.32	3.52

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2024:

Warrants Outstanding			Warrants Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	3.43	$0.34	941,599	$0.34
472,205	3.44	0.34	472,205	0.34
562,149	3.57	0.35	562,149	0.35
281,074	3.65	0.22	281,074	0.22
281,074	3.74	0.22	281,074	0.22
2,538,101	3.52	$0.32	2,538,101	$0.32

As at March 31, 2024, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

2022 Equity Incentive Plan

On April 1, 2023, the Company granted options for purchasing our Common stock to executives, management, and a non-executive director as consideration for time served. The Board of Directors determine the terms of the stock option grants that are consistent with our 2022 Equity Incentive Plan.

Our stock option grant general policy is that options vest 40% after 90 days of service, and the remaining options vest monthly over two years. The maximum term is ten years.

The following table summarizes the stock options activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Exercise Price (per share)

Outstanding as of December 31, 2023	14,400,000	$0.1560
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2023	14,400,000	$0.1560
Exercisable at March 31, 2024	10,788,000
Weighted-average fair value of options granted in the period		$0.1560

The total intrinsic value of options on March 31, 2023, is zero because the closing stock price was below the weighted average exercise value.

The weighted average fair value of stock options granted is based on the Black-Scholes option pricing model using the following weighted average assumptions.

Three Month
March 31, 2024
Expected life in years	9.01
Risk-free interest rate	4.20%
Annual forfeiture rate	0%
Volatility	221%
Expected dividend yield	0%

The following table summarizes certain information regarding the Company’s non-vested shares as of the three-month period ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value

Non-vested as of December 31, 2023	14,400,000	$0.1560
Granted	-	-
Forfeited or expired	-	-
Vested	(10,788,000)	0.1560
Non-vested as of March 31, 2024	3,612,000	$0.1560

The following table summarizes the stock options exercisable for the three-month period ended March 31, 2024:

	Options	Options
	Outstanding	Exercisable

Number of shares	14,400,000	10,788,000
Weighted-average contractual life in years	9.01	9.01
Weighted-average exercise price	$0.1560	$0.1614
Intrinsic value	$0.00	$0.00

As of March 31, 2024, the Company recognized $108,990 in compensation costs. There were $517,783 of unrecognized compensation costs related to non-vested share options, which we will recognize over the next 15 months.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease

The Company rents virtual space month-to-month at 21 West 46th St, New York, NY 10036. The monthly rate is $200. Due to its short term, this lease is exempt from ASC 842 lease accounting due to its short term.

Investor Relations

On February 14, 2023, the Company entered a Consulting Agreement with Beyond Media SEZC. The agreement is for twelve months. Beyond Media will receive $7,000 monthly in cash and will be issued 1,000,000 shares of common stock valued at $180,000 for entering into the agreement.

On June 15, 2023, the Company entered a Consulting Agreement with Launchpad LLC. The agreement is for six months. Launchpad LLC will receive $3,000 in cash per month.

Steven Saunders, Former Chief Commercial Officer, and Director

On January 31, 2023, the Company entered Separation Agreements with Steven Saunders. He is no longer an officer or director of our Company, and all prior agreements are terminated. To satisfy all amounts due, Mr. Saunders and the Company agreed to a settlement totaling $116,000. As of March 31, 2024, the amount due to Mr. Saunders was $79,250.

Rik Willard, Former Chief Executive Officer, and Director

On January 31, 2023, the Company entered into Separation Agreements with Rik Willard, our then-Chief Executive Officer. Mr. Willard is no longer an officer or director of our Company, and all prior agreements are terminated in their entirety. To satisfy all amounts due, Mr. Willard and the Company agreed to a settlement total sum of $112,418. As of March 31, 2024, the amount due to Mr. Willard was $86,811.

Stephen Morris, Founder, Chief Technical Officer, and Director

On April 1, 2023, the Company entered into an Amended Employment Agreement with Stephen Morris, Founder, Chief Technical Officer, and Chair. The Company will compensate Mr. Morris with $450,000 base pay per annum, with payments reduced by 60% to $180,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On April 1, 2023, the Company agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share (628,320) under the 2022 Incentive Plan. The options were fully vested as Mr. Morris completed two years and three months of service.

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with Stephen Morris to reduce his base pay from $450,000 to $90,000 per annum and forfeit $270,000 of deferred compensation.

David Chetwood, Chief Financial Officer, and Director

On April 1, 2023, the Company entered into an Amended Employment Agreement, effective February 10, 2023, with David Chetwood, Chief Financial Officer, and Director. The Company will compensate Mr. Chetwood with a base pay of $450,000 per annum, with payments reduced by 60% to $180,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On May 12, 2023, the Company agreed to grant Mr. Chetwood an option to purchase 3,360,000 shares of common stock at $0.1625 per share ($546,000), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of March 31, 2024, there were 1,092,000 non-vested share options, which we will recognize over the next 13 months.

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with David Chetwood to reduce his base pay from $450,000 to $180,000 per annum and forfeit $236,200 of deferred compensation.

Timothy Burks, Chief Executive Officer, and Director

On April 1, 2023, the Company entered into an employment agreement with Timothy Burks, Chief Executive Officer, and Director. The Company will compensate Mr. Burks $600,000 per annum base pay with payments reduced by 60% to $240,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On July 1, 2023, the Company agreed to grant Mr. Burks an option to purchase 4,800,000 shares of common stock at $0.1353 per share ($649,440), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of March 31, 2024, there were 1,800,000 non-vested share options, which we will recognize over the next 15 months.

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

On July 6, 2023, the Company agreed to grant Mr. Morrissey an option to purchase 1,920,000 shares of common stock at $0.1353 per share ($259,776), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of March 31, 2024, there were 720,000 non-vested share options, which we will recognize over the next 15 months.

On December 31, 2023, the Company entered into an Amended Non-Executive Director Agreement with Morrissey to reduce his director fee from $300,000 to $120,000 per annum and forfeit $270,000 of deferred compensation.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 7, 2024 when the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q of Bubblr, Inc. (hereinafter the “Company,” “Bubblr,” “BBLR,” “Ethical Web.AI,” “we,” “us” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on numerous factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Key factors that may cause actual results to differ from projections include, for example:

●	our strategies, prospects, plans, expectations, forecasts, or objectives;
●	our ability to achieve marketable products and the costs and timing thereof;
●	acceptance of our products by our target market and our ability to compete in such market;
●	our ability to raise additional financing when needed and the terms and timing thereof;
●	our ability to expand, protect and maintain our intellectual property rights;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements;
●	our analysis of the target market for our platform;
●	the impact of COVID-19 and/or other future pandemics and other adverse public health developments on our operations and our industry;
●	regulatory developments in the United States and other countries;
●	our compliance with all applicable laws, rules, and regulations, including those of the Securities and Exchange Commission, or SEC;
●	our ability to compete in the United States and internationally with larger and more substantial companies;
●	general economic, business, political and social conditions;
●	our reliance on and our ability to retain (and if necessary, timely recruit and replace) our officers, directors and key employees and their ability to timely and competently perform;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to manage the growth of our business;
●	our commercialization of our platform and marketing capabilities and strategies;
●	our ability to expand, protect and maintain our intellectual property position;
●	the success of competing third-party platforms;
●	our ability to fully remediate our identified internal control material weaknesses;
●	our ability to comply with regulatory requirements relating to our business, and the costs of compliance with those requirements;

●	the specific risk factors discussed under the heading “Risk Factors” set forth in this Annual Report; and
●	various other matters, many of which are beyond our control.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices. Additionally, the discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Form 10-Q.

Business

Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Bubblr,” the “Company,” “Ethical Web.AI,” “we,” “us,” and “our” refer to Bubblr, Inc. and its wholly-owned subsidiaries, including Bubblr Limited and Bubblr Holdings Limited, which are a non-trading company and IP holding company, respectively, both formed and existing under the laws of the United Kingdom.

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

For the uninitiated, it might help to think of generative AI as a sophisticated assistant capable of crafting entirely new creations based on a set of learned patterns and examples. For instance, you could ask this AI to draft an essay, compose a piece of music, or even generate a computer program. It is not just rehashing what it has seen before; it is creating something new from the pieces it knows.

The concept of generative AI is not novel—it has been around for some time. Consider Google Translate, which has been translating text since 2006, and Siri, Apple’s voice assistant introduced in 2011. These are early examples of generative AI in action, responding to human queries with generated language that seeks to be as close as possible to natural human speech or text. As these technologies have evolved, they have become more integrated into our daily lives, often functioning in the background, and smoothing out our interactions with the digital world.

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

The process that allows generative AI to perform these feats is called language modelling. This process involves the AI examining a sequence of words (the context) and predicting what comes next. This is not done through a simple count of word frequencies, but through the use of neural networks—complex mathematical models that can learn patterns in data. By training on a massive corpus of text data from diverse sources like Wikipedia, books, and websites, these neural networks learn to anticipate the next word in a sequence with a high degree of accuracy.

Training a generative AI model involves a careful and resource-intensive process. The AI is fed enormous amounts of text, and during training, it tries to predict parts of the text that are intentionally omitted. This training is iterative and can take months or even years as the model constantly refines its predictions to match reality more closely. Once trained, the model has parameters—essentially, learned weights and biases that guide its predictions. These parameters are fine-tuned through additional training to specialize in the AI for particular tasks, a process known as fine-tuning.

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

In sum, generative AI is a transformative technology with the potential to change how we interact with machines and automate the creation of content. It is a field that is evolving rapidly, offering tremendous benefits while also posing new challenges that society must address responsibly. As we continue to harness its power, it is crucial to balance innovation with ethical considerations, ensuring that generative AI serves as a tool for positive change rather than a source of harm.

Finally, it is not cheap. Building the training data for Chat GPT 4 was estimated to cost $100 million. It costs even more to process the queries. It is not Skynet, and it will not take over the world. It is simply an incredibly powerful tool to massively enhance productivity for most office-based professionals.

Our Current Business

Bubblr, Inc., d/b/a Ethical Web.AI, stands at the forefront of a technological revolution committed to remedying the fragmented landscape of the current Internet through its advanced, ethically focused artificial intelligence software platforms. Our Company, fortified by robust patent protections, embodies integrity and innovation in technology, aspiring to mend the dysfunctional aspects of online experiences while promoting digital wellness and ethical engagement.

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

Bubblr’s Mission

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

Products

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

Contemporaneous Data Integration

One of AI Seek’s groundbreaking features is its patented ability to incorporate up-to-date information beyond the constraints of the app’s initial training data. This functionality starkly contrasts with models like Chat GPT-4, which possesses data only up until September 2021. Especially for queries requiring current financial figures or trending data, AI Seek proves invaluable, offering precise, real-time insights. This feature significantly enriches the user experience, particularly for professionals and entities requiring the latest information.

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

Commercial Strategy and University Collaboration

While AI Seek’s initial phase focuses on direct consumer engagement, our strategic vision extends to licensing partnerships with educational institutions. The plan involves universities adopting a branded version of AI Seek, thereby opening a new revenue channel by offering this advanced tool to their students, faculty, and benefactors. Furthermore, this strategy assists academic institutions in maintaining integrity standards by enabling them to assess the extent of AI-generated content in student submissions, thereby limiting the possibility of plagiarism and misattribution.

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

The licensed version will just take 20% of the net margin generated by each University. Our initial estimate indicates this will remain significant.

Ethical Web AI Licensed Open-Source Platform

In the rapidly evolving digital landscape, Ethical Web AI is pioneering a transformative approach to online interactions and transactions with its Licensed Open-Source Platform. This platform, a direct innovation from our first granted patent, US Patent No. 10977387, entitled “Internet Search Mechanism,” stands as a beacon of technological advancement and community empowerment.

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

Technological Advancement and Open-Source Capabilities

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

Conclusion

In conclusion, the Ethical Web AI Licensed Open-Source Platform is more than a technological breakthrough; it is a new paradigm for online commerce, community growth, and digital privacy. By decentralizing the Internet marketplace, we are building a more equitable, prosperous digital future for communities and especially small businesses alike.

Intellectual Property

We have created a new search mechanism, “AN INTERNET-BASED SEARCH MECHANISM,” which has been granted a patent in South Africa (2016/06947), New Zealand (725014), the United States of America (‘Utility Patent No. US 10977387), Canada (2962520), and we have patents pending on the same processes in Australia (2015248619), the European Union (15723990.6) and the United Kingdom (PCT/GB2015/051130), creating an alternative economic ecosystem to tackle the current broken model and better serve all main participant groups. This utility patent defines a profoundly unique way for internet users to search the internet for goods or services rather than text-based search engine solutions. The technical manifestation of this utility patent is the Ethical Web ATI Open-Source Platform.

We have filed a sister patent that is specifically for searching for information rather than goods or services. US Patent Application No. 17/980298 was filed in the USA in November 2022. It is titled “Contextual enveloping via dynamically generated hypertext links.” This utility patent defines a radically unique way for consumers to search for information only, which again is radically different from traditional search engines. The technical manifestation of this patent is the AI Seek AI LLM (Large Language Model) as it works exceptionally well with AI LLMs such as Chat GPT 4 and Claude 2. It is the confident opinion of our patent agents, Murgatroyd’s, that this patent will be granted in November 2024.

We have also recently filed another patent with the U.S. Patent Office (application number 18/376,101), which currently has a generic title of “computer-implemented method and system.” Again, this is a utility patent that resolves a significant issue with existing foundation AI LLM, such as Chat GPT and Claude 2, whereby they are unable to provide information that needs contemporaneous data. This is because the established AI LLMs have a training data database that is limited to some point in the past. For example, Chat GPT’s training data only goes up to September 2021. Claude 2 will be updating their training data to January 2023. This utility patent uses an internally trained AI LLM that identifies those search prompts that require contemporaneous data (for example, stock prices and sports data) and augments the prompt with the necessary contemporaneous data to radically improve AI LLM’s output to include references to the necessary contemporaneous data. The technical manifestation of this patent is delivered in version 4 and beyond of our AI Seek consumer app.

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

We face intense competition from companies with much larger capital resources than us, and, as a result, we could struggle to attract users and gain market share. Many of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain, and motivate our existing employees and to compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for networks and online marketplaces. A key advantage against better resourced competitors is provisioning our technology and related acquisitions as an Open Source SAAS platform. This pushes all of the consumer and merchant marketing responsibility to the registered partners.

Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of users, such as mobile access or different market focus. Any such increased competition could cause pricing pressure, loss of business or decreased user activity, any of which could adversely affect our business and operating results.

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

We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of data. Our privacy policies describe our practices concerning the use, storage, transmission, and disclosure of personal information, including visitor and user data. Any failure by us to comply with these terms or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are unclear, evolving and in a state of flux. For example, in October 2015, the highest court in the European Union invalidated reliance on the US-EU Safe Harbor regime as one of the legally recognized mechanisms under which the personal data of European citizens could be transferred to the United States. There is a risk that these laws and regulations may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices or that new laws or regulations will be enacted. In addition, because our platform will be accessible worldwide, certain foreign governments may claim that we are required to comply with their laws and regulations, including with respect to the storage, use and disclosure of user information, even in jurisdictions where we have no local entity, employees, or infrastructure. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

Employees

As of May 7, 2024, we have five full-time employees. Our employees are not represented by any labor union.

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

Results of Operation

Revenues

	Three Months Ended March 31, 2024 and 2023
	2024	2023	Change
Sales	$1,504	$-	$1,504	100%
Total revenue	$1,504	$-	$1,504	100%

In the three months ended March 31, 2024, revenues were $1,504.We did not achieve revenues from operations in 2023. We will not achieve higher revenues unless we are able to develop, market, support, and deliver our products and service offerings. There can be no assurances we can achieve significant revenues despite our efforts.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	Change
General and administrative	$310,068	$16,289	$293,779	1,804%
Professional fees	8,028	(225,570)	233,598	(104)
Sales and marketing	18,173	312,463	(294,290)	(94)
Amortization and depreciation	53,991	59,627	(5,636)	(9)
Research and development	47,865	39,152	8,713	22
Total operating expenses	$438,125	201,961	$236,164	117%

General and administrative

General and administrative expenses consist mainly of compensation and costs associated with non-specific costs of running the business. These include, but are not limited to, office costs, computer software, and telecoms.

The increase in general and administrative costs was primarily due to accrued compensation, director fees for new executives, and stock options awarded offset by the forfeiture of restricted stock units reducing expenses in the three months ended March 31, 2023.

Professional fees

Professional fees consist of costs in relation to legal, accounting, and consultants.

The decrease in professional fees was primarily due to the forfeiture of restricted stock units reducing expenses in the three months ended March 31, 2023.

Sales and Marketing

Sales and marketing costs are costs incurred specifically in relation to fees and expenses for investor relations, advertising, marketing, press releases, and public relations. The decrease was due to a decrease in funding in the three months ended March 31, 2024 and new investor relations services contracts paid for by issuing shares of common stock in the three months ended March 31, 2023.

Amortization and depreciation

A sizable portion of the amortization and depreciation costs are from the amortization of patents and intellectual property. The patents and intellectual property are held in the UK subsidiary, Bubblr Ltd.

Research and Development

Costs incurred in relation to the development of the Company’s platform include costs associated with development staff and specialist software for product development and deployments.

Other Income (Expense), Net

	Three Months Ended March 31,
	2024	2023	Change
Other income	$1,478	$98	$1,380	1,408%
Interest expense	(3,592)	(1,129)	(2,463)	218
Disposal of fixed assets	(9,355)	-	(9,355)	100
Gain on change in fair value of warrant derivative liability	(1,251)	(72,519)	71,268	(98)
Foreign currency transaction (gain) loss	(10,904)	21,175	(32,079)	(151)
	$(23,624)	$(52,375)	$28,751	(55)%

Other Income

The Company earns interest income from its cash reserves and advances receivable.

Interest Expense

Interest expense consists of interest on borrowings, a Company vehicle, and related party loans.

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

The market price of the common stock has decreased from the initial award of warrants in the period ending March 31, 2024. If the warrants were exercised at March 31, 2024, at their respective exercise price determined at issue, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.04 per share, the fair value market price of the common stock at March 31, 2024.

Foreign currency translation gain (loss)

The gains and losses in foreign currency translation are due to fluctuations in the exchange rates of the U.S. dollar and British pound sterling.

Net Loss after income tax

The net loss after income tax was $460,867 and $254,336 for the three months ended March 31, 2024, and 2023, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our Company on March 31, 2024, and December 31, 2023.

	Three Months	Year Ended
	Ended March 31, 2024	December 31, 2023	Change

Current Assets	$89,888	$95,171	$(5,283)	(6)%
Current Liabilities	1,768,409	1,487,471	280,938	19

Working Capital Deficit	$(1,678,521)	$(1,392,300)	$(286,221)	21%

Current Assets

Current assets consist of cash and other receivable which is primarily a R&D credit in the UK.

Current Liabilities

Current Liabilities consist of accounts payable, accrued liabilities, and loans.

The increase in current liabilities was primarily due to increases of $24,759 in accounts payable, $30,000 in accrued director fees, $138,448 in accrued wages and salaries, and $101,426 in additional related-party loans in the three-month period ended March 31, 2024.

Working Capital Deficit

The working capital deficit increased by $286,221.

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

If we cannot obtain sufficient additional capital, we may have to cease filing our SEC reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, and stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Cash Flow

	Three Months Ended March 31,
	2024	2023	Change	%
Cash used in Operating activities	$(118,164)	$(158,381)	$40,217	(25)%
Cash provided (used) in Investing Activities	1,394	(11,138)	12,532	(113)
Cash provided by Financing Activities	92,465	203,119	(110,654)	(54)
Cash on Hand	$951	$35,115	$(34,164)	(97)%

Operating Activities

The decrease in net cash used in operating activities was primarily due to increased accrued liabilities.

Investing Activities

Net cash used in investing activities was on Patents and Trademarks offset by the sale of a motor vehicle fixed asset.

Financing Activities

The reduction in net cash provided by financing activities was primarily due to a decrease in related party loans in 2024.

Cash on Hand

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the quarters ended March 31, 2024, and 2023 included herein.

Off-Balance Sheet Arrangements

As of March 31, 2024, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period being reported by this Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not effective or sufficient to accomplish their objectives at the reasonable assurance level as of March 31, 2024.

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

Based on our evaluation under the criteria set forth in the 2013 Internal Control-Integrated Framework, our management concluded that as of March 31, 2024, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of accounting transactions. Accordingly, we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

●	We have limited written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, separate individuals should perform the initiation of transactions, the custody of assets, and the recording of transactions. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We have insufficient personnel with the requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee and only one outside director on our board of directors, resulting in ineffective oversight in establishing and monitoring required internal controls and procedures.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Management is committed to improving its internal controls when we have adequate resources. We will appoint independent directors and establish an audit committee in 2024. Due to these material weaknesses, misstatements that could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

Our Company plans to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have been unable to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. Remediation efforts may be materially affected if we do not secure such funds.

Changes in Internal Control over Financial Reporting

In the three months ended March 31, 2024, there were no material changes in our internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

In the three months ended March 31, 2024, the Company did not issue unregistered securities.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUBBLR, INC.

Date: May 7, 2024	/s/ Timothy Burks
Timothy Burks
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	/s/ David Chetwood
David Chetwood
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 7, 2024	/s/ Stephen Morris
Stephen Morris
Chief Technology Officer and Director

