Form 10-Q/A
period 2024-03-31
Bubblr Inc.
filed 2024-07-16
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Bubblr, Inc (“the Company”) is filing this Amendment No. 1 to its Quarterly Report Form 10-Q for the quarterly period ended March 31, 2024 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 7, 2024. The purpose of this filing is on May 3, 2024, the SEC entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC (“Auditor”), the Company’s previous auditor.

The SEC guidance indicates that Form 10-Q filings on or after the date of the Order may not present financial information that has been reviewed by BF Borgers. Each quarterly period presented must be reviewed by a qualified, independent, PCAOB-registered public accountant who is permitted to appear or practice before the Commission.

The Auditor reviewed the original filing’s quarterly period ending March 31, 2024. The Company’s new auditor, BCRG Certified Public Accountants, a qualified, independent, PCAOB registered public accountant, reviewed the financial information in Amendment No. 1.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s President, Chief Executive Officer, and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BUBBLR INC.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

BUBBLR INC.

Unaudited Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

	(Unaudited) March 31,	(Unaudited) December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$951	$7,668
Other receivables	88,937	87,503
Total current assets	89,888	95,171

Non-current Assets:
Property and equipment, net	2,349	31,302
Intangible assets, net	1,409,681	1,456,628
Total non-current assets	1,412,030	1,487,930
TOTAL ASSETS	$1,501,918	$1,583,101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$398,365	$373,606
Accrued liabilities	1,106,074	943,007
Loans payable, current	-	12,611
Loans payable to related parties, current	263,970	158,247
Total current liabilities	1,768,409	1,487,471

Non-current liabilities:
Loans payable to related parties, non-current	548,341	552,639
Warrant derivative liability	40,367	39,116
Total non-current liabilities	588,708	591,755
Total Liabilities	2,357,117	2,079,226

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 159,690,447 shares issued and outstanding	1,596,904	1,596,904
Additional paid-in capital	13,277,905	13,168,915
Accumulated deficit	(16,095,315)	(15,612,775)
Accumulated other comprehensive income	365,306	350,830
Total Stockholders’ Equity (Deficit)	(855,199)	(496,125)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,501,918	$1,583,101

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

	Three Months Ended March 31,
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

Unaudited Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its 100%-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Intangible Assets - Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20. Our products contain embedded software internally developed by Bubblr, which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table, in Note 5 to Notes to Unaudited Consolidated Financial Statements) include sub-contractor expenses, payroll, employee benefits, and other headcount-related expenses associated with product development. The Company determines that technological feasibility for products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the straight-line amortization. The amortization begins when the products are available for general release to our customers.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. Accordingly, the Company has one reportable segment, consisting of fees for App usage.

	Three Months Ended
	March 31,
Net sales:	2024	2023
North America	$1,504	$-
Europe	-	-
Totals	$1,504	$-

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2024	June 30, 2023
North America	$-	$-
Europe	2,349	31,302
Totals	$2,349	$31,302

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

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on comparing the undiscounted future cash flows to the recorded value of the asset. The asset is written down to its estimated fair value if an impairment is indicated. The Company did not have any impairment of long-lived assets for the three months ended March 31, 2024 and $6,367 impairment of a motor vehicle in the year ended December 31, 2023.

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

	March 31,		December 31,
	2024	2023	2023
Period-end GBP£: U.S.$ exchange rate	1.2632	1.2341	1.2731
Weighted average GBP£: U.S.$ exchange rate	1.2684	1.2152	1.2441

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31,	December 31,
	2024	2023

Deposit	$200	$200
UK R&D credit	79,582	80,205
UK VAT receivable	9,155	7,098
Total other receivables	$88,937	$87,503

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Motor Vehicles	Computer Equipment	Office Equipment	Total
Cost
At December 31, 2023	$53,470	$29,646	$-	$83,116
Additions	-	-	-	-
Disposals	(53,054)	(3,502)	-	(56,556)
Effects of currency translation	(416)	(231)	-	(647)
At March 31, 2024	-	25,913	-	25,913

Less accumulated depreciation
At December 31, 2023	$25,997	$25,817	$-	$51,814
Depreciation expense	1,053	1,449	-	2,502
Disposals	(26,847)	(3,502)	-	(30,349)
Effects of currency translation	(203)	(200)	-	(403)
At March 31, 2024	-	23,564	-	23,564

Net book value
At March 31, 2024	-	2,349	-	2,349
At December 31, 2023	$27,473	$3,829	$-	$31,302

Depreciation expense was $2,502 and $3,106 for the three months ended March 31, 2024 and 2023, respectively. The Company recorded a loss of $9,317 on the disposal of a motor vehicle for the three months ended March 31, 2024.

NOTE 5 - INTANGIBLE ASSETS

The Company has the following intangible assets:

Intangible assets consisted of the following:

	Patents	Trademarks	Intellectual Property	Capitalized Acquisition Costs	Total
Cost:
At December 31, 2023	$220,926	$36,558	$3,109,540	$45,745	$3,412,769
Additions	15,139	427	-	-	15,566
Effects of currency translation	(1,718)	(285)	(24,180)	-	(26,183)
At March 31, 2024	$234,347	$36,700	$3,085,360	$45,745	$3,402,152

Less accumulated amortization:
At December 31, 2023	$8,541	$-	$1,940,736	$6,864	$1,956,141
Amortization expense	1,630	-	49,287	572	51,489
Effects of currency translation	(70)	-	(15,089)	-	(15,159)
At March 31, 2024	$10,101	$-	$1,974,934	$7,436	1,992,471

Net book value
At March 31, 2024	$224,246	$36,700	$1,110,426	$38,309	$1,409,681
At December 31, 2023	$212,385	$36,558	$1,168,804	$38,881	$1,456,628

●	Patents

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

●	Intellectual Property

Intellectual Property capitalizes the Company’s qualifying internal research and developments costs. Intellectual property is amortized over its useful life of 7 years and reported at cost less accumulated amortization and accumulated impairment loss.

●	Trademarks

The Company has the following trademarks.

Mark	Category	Proprietor	Country	Class(es)	Status	Reg. Date.	File No.
CITIZENS JOURNALIST	Words	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206382.EM.01
CITIZENS JOURNALIST	Word	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206382.GB.01
CITIZENS JOURNALIST	Words	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206382.GB.02
CITIZENS JOURNALIST	Word	Bubblr Limited	United States	9 38 41 42	REGD-DEC USE	08-Feb-2022	206382.US.01
	Words and Color Device	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206383.EM.01
	Series of Logos	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206383.GB.01
	Words and Color Device	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206383.GB.02
	Words and Device	Bubblr Limited	United States	9 38 41 42	ACCEPTED		206383.US.01
BAU NOT OK/BAU Not OK	Series of Marks	Bubblr Limited	United Kingdom	9 38	REGISTERED	11-Oct-2019	208674.GB.01
NEWZMINE/NewzMine	Series of Marks	Bubblr Limited	United Kingdom	9 38 42	REGISTERED	25-Dec-2020	227753.GB.01

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

Amortization expense was $51,489 and $56,521 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Director fees	$120,000	$90,000
Dividends payable	86,688	65,016
Other accruals	49,892	76,945
Settlement payable	166,986	166,986
Wages and salaries	682,508	544,060
Total Accrued liabilities	$1,106,074	$943,007

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	March 31,	December 31,
	2024	2023
Loan 1 (May 23, 2022) – Loan payable to Stephen Morris	$229,575	$125,910
Loan 2 (September 7, 2022) – Loan payable to Stephen Morris	548,341	552,639
September 8, 2022 – Loan payable to Director	34,395	32,337

Total loan payable to related parties	812,311	710,886

Less – current portion	263,970	158,247

Total – noncurrent	$548,341	$552,639

●	Loan 1 (May 23, 2022) - Stephen Morris, Founder, CTO and Chair.

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

●	Loan 2 (September 7, 2022) - Stephen Morris, Founder, CTO and Chair.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible, and is due upon maturity, which is three years after the date of the agreement.

●	Related Party Loan – Professor Paul Morrissey, Director.

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

Total interest expense was $1,750 and $0 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Loan payable to Stephen Morris
●	Loan payable to Director of the Company.

Loans payable to related party transactions are disclosed in Note 7.

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

As of March 31, 2024 and December 31, 2023, the Company had 903 shares of Series C Preferred Stock issued and outstanding.

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

As of March 31, 2024, and December 31, 2023, the Company had 159,690,447 shares of common stock issued and outstanding.

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

As of March 31, 2024, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

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

Employment and Separation Agreements

●	Steven Saunders, Former Chief Commercial Officer, and Director

On January 31, 2023, the Company entered Separation Agreements with Steven Saunders. He is no longer an officer or director of our Company, and all prior agreements are terminated. To satisfy all amounts due, Mr. Saunders and the Company agreed to a settlement totaling $116,000. As of March 31, 2024, the amount due to Mr. Saunders was $79,250.

●	Rik Willard, Former Chief Executive Officer, and Director

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

●	Stephen Morris, Founder, Chief Technical Officer, and Director

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

●	David Chetwood, Chief Financial Officer, and Director

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

●	Timothy Burks, Chief Executive Officer, and Director

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

●	Paul Morrissey, Director

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

BUBBLR, INC.

Date: July 16, 2024	/s/ Steven Morris
Steven Morris
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 16, 2024	/s/ David Chetwood
David Chetwood
Chief Financial Officer (Principal Accounting and Financial Officer)

