Form 10-Q
period 2024-06-30
Bubblr Inc.
filed 2024-08-14
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-260902

Bubblr, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	86-2355916
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 N. Gould St., Ste R

Sheridan, Wyoming 82801

(Address of principal executive offices)

(646) 814-7184

(Registrant’s telephone number)

21 West 46th Street

New York, New York 10036

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2024, there were 159,690,447 outstanding shares of the registrant’s Common Stock, $.01 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023 (unaudited);
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024, and 2023 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2024, and 2023 (unaudited);
F-5	Consolidated Statements of Cash Flows for the six months ended June 30, 2024, and 2023 (unaudited); and;
F-6	Notes to the Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2024, are not necessarily indicative of the results that can be expected for the full year ending December 31, 2024.

3

BUBBLR INC.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

BUBBLR INC.

Consolidated Balance Sheets

	(Unaudited) June 30,	(Unaudited) December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$789	$7,668
Other receivables	5,785	87,503
Total current assets	6,574	95,171

Non-current Assets:
Property and equipment, net	901	31,302
Intangible assets, net	1,109,388	1,456,628
Total non-current assets	1,110,289	1,487,930
TOTAL ASSETS	$1,116,863	$1,583,101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$383,412	$373,606
Accrued liabilities	1,332,590	943,007
Loans payable, current	-	12,611
Loans payable to related parties, current	285,730	158,247
Total current liabilities	2,001,732	1,487,471

Non-current liabilities:
Loans payable to related parties, non-current	549,079	552,639
Warrant derivative liability	19,315	39,116
Total non-current liabilities	568,394	591,755
Total Liabilities	2,570,126	2,079,226

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 159,690,447 shares issued and outstanding	1,596,904	1,596,904
Additional paid-in capital	13,386,895	13,168,915
Accumulated deficit	(16,791,489)	(15,612,775)
Accumulated other comprehensive income	354,426	350,830
Total Stockholders’ Equity (Deficit)	(1,453,263)	(496,125)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,116,863	$1,583,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Sales	1,168	-	2,672	-
Cost of sales	389	-	1,011	-
Gross profit	779	-	1,661	-

Operating Expenses
General and administrative	$321,601	$1,178,987	$631,669	$1,195,276
Professional fees	45,025	390,304	53,053	164,734
Sales and marketing	(6,228)	105,553	11,945	418,016
Amortization and depreciation	307,143	62,882	361,134	122,509
Research and development	49,773	52,119	97,638	91,271
Total operating expense	717,314	1,789,845	1,155,439	1,991,806

Operating loss	(716,535)	(1,789,845)	(1,153,778)	(1,991,806)

Other income (expense)
Other income	12,569	15	14,047	113
Interest expense	(2,527)	(617)	(6,119)	(1,746)
Disposal of fixed assets	24	-	(9,331)	-
Gain (loss) on change in fair value of warrant derivative liability	21,052	69,988	19,801	(2,531
Foreign currency transaction (loss) gain	10,916	17,242	12	38,417)
Total other income (expense)	42,034	86,628	18,410	34,253)

Net loss before income tax	$(674,501)	$(1,703,217)	$(1,135,368)	$(1,957,553)
Provision for income tax	-	-	-	-
Net loss after income tax	$(674,501)	$(1,703,217)	$(1,135,368)	$(1,957,553)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	(40,519)	-	(59,661)
Total other comprehensive income (loss)	-)	(40,519)	-	(59,661)

Net comprehensive loss	$(674,501)	$(1,743,736)	$(1,135,368)	$(2,017,214)

Net loss per common share, basic and diluted	$0.00	$(0.01)	$0.01	$(0.01)

Weighted average number of common shares outstanding, basic, and diluted	159,660,448	156,260,342	159,690,448	155,578,988

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)

Balance -December 31, 2022	903	$1	154,309,318	$1,543,093	$11,006,607	$(12,875,437)	$412,013	$86,277

Issuance of common shares for Services - Consulting			1,455,784	14,558	270,780			285,338
Forfeit of restricted stock units					(659,052)			(659,052)
Issuance of common shares for Series C Preferred Shares Dividend			183,676	1,837	20,296			22,133
Dividend Series C Preferred Shares						(21,672)		(21,672)
Net Loss						(254,336)		(254,336)
Other comprehensive income							(19,142)	(19,142)
Balance -March 31, 2023	903	$1	155,948,778	$1,559,488	$10,638,631	$(13,151,445)	$392,871	$(560,454)

Issuance of common shares for Services - Consulting			312,500	3,125	46,875			50,000
Issuance of common shares for Series C Professional Services			500,000	5,000	60,000			65,000
Issuance of common shares for Series C Preferred shares dividend			127,483	1,275	20,397			21,672
Vesting of share options						978,410		978,410
Dividend series C preferred shares						(21,672)		(21,672)
Net loss						(1,703,217)		(1,703,217)
Other comprehensive loss							(40,519)	(40,519)
Balance -June 30, 2023	903	$1	156,888,761	$1,568,888	$11,744,313	$(14,876,334)	$352,352	$(1,210,780)

Balance December 31, 2023	903	$1	159,690,447	$1,596,904	13,168,915	$(15,612,775)	$350,830	$(496,125)
Vesting of Share Options					108,990			108,990
Dividend Series C Preferred Shares						(21,673)		(21,673)
Net Loss						(460,867)		(460,867)
Other comprehensive income							14,476	14,476
Balance March 31, 2024	903	$1	159,690,447	$1,596,904	$13,277,905	$(16,095,315)	$365,306	$(855,199)
Vesting of Share Options					108,990			108,990
Dividend Series C Preferred Shares						(21,673)		(21,673)
Net Loss						(674,501)		(674,501)
Other comprehensive income							(10,880)	(10,880)
Balance June 30, 2024	903	$1	159,690,447	$1,596,904	$13,386,895	$(16,791,489)	$354,426	$(1,453,263)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Cashflows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,135,368)	$(1,957,553)
Adjustments for:
Net loss to net cash used in operating activities:
Stock-based compensation	-	400,338
Forfeit of restricted stock units	-	(659,052)
Vesting of stock-based compensation	217,980	978,410
Change in fair value of warrant derivative liability	(19,801)	2,531
Disposal of fixed assets	9,331	-
Amortization of intangible asset	357,176	116,125
Depreciation	3,958	6,384
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	85,196	2,537
Increase in accounts payable	5,310	114,764
Increase in accrued liabilities	345,207	711,929
Net cash used in operating activities	(131,011)	(283,587)

Cash flows from investing activities
Purchase of intangible assets	(11,907)	(12,839)
Net cash used in investing activities	(11,907)	(12,839)

Cash flows from financing activities
Repayment of loans payable	(12,532)	(4,934)
Repayment of loans payable - related party	(28,718)	(18,228)
Proceeds from loans payable - related party	160,656	324,973
Proceeds on the sale of fixed assets	16,916	-
Net cash provided by financing activities	136,322	301,811

Effects of exchange rate changes on cash	(283)	(32,411)

Net Change in Cash	(6,879)	(27,026)
Cash - Beginning of Period	7,668	32,533
Cash - End of Period	$789	$5,507

Supplemental information:
Cash paid for interest	$8,264	$5,385
Cash paid for taxes	$-	$-

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $1,135,368 during the six months ended June 30, 2024, and has an accumulated deficit of $16,791,489 as of June 30, 2024. In addition, current liabilities exceed current assets by $1,955,158 as of June 30, 2024.

Management intends to raise additional operating funds through equity and/or debt offerings. However, the management’s success is not guaranteed.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placement, public offerings, and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings, and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is unavailable to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, substantial doubt exists about the company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Use of Estimates

Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex; consequently, results may differ from these estimates.

Intangible Assets - Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20. Our products contain embedded software internally developed by Bubblr, which is an integral part of these products because it allows the various components of the products to communicate with each other, and the products are clearly unable to function without this coding.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
Net sales:	2024	2023	2024	2023
North America	$2,672	$-	$1,168	$-
Europe	-	-	-	-
Totals	$2,672	$-	$1,168	$-

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2024	December 31, 2023
North America	$37,737	$38,881
Europe	1,110,289	1,449,049
Totals	$1,110,289	$1,449,049

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

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on comparing the undiscounted future cash flows to the recorded value of the asset. The asset is written down to its estimated fair value if an impairment is indicated. The Company did not have any impairment of long-lived assets for the six months ending June 30, 2024, and a $6,367 motor vehicle impairment in the year ending December 31, 2023.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed conventional, as that term is described under applicable GAAP.

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Quoted prices in non-active or active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are not directly observable but are corroborated by observable market data.

Level 3 - Prices or valuations that require inputs that are significant to the fair value measurement and unobservable.

The carrying value of the Company’s current assets and liabilities is deemed to be their fair value due to their short-term maturity and realization. During the year ended December 31, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments adjusted to fair market value on reporting dates. At June 30, 2024, and December 31, 2023, the warrant liabilities balances were $19,315 and $39,116, respectively. There were no changes in the fair value hierarchy leveling during the six months ended June 30, 2024.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation,” which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expenses in the financial statements based on the fair values of the stock awards on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses the classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Basic and Diluted Net Loss per Common Share

Pursuant to ASC 260, “Earnings Per Share,” basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share are the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to our continuing net losses.

For the six months ended June 30, 2024, and 2023, the following outstanding stock was excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	June 30,
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

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Gains on foreign exchange transactions totaling $19,801 and losses of $2,531 were recognized during the six months ended June 30, 2024, and 2023, respectively.

	June 30,		December 31,
	2024	2023	2023
Period-end GBP£: U.S.$ exchange rate	1.2649	1.2649	1.2731
Weighted average GBP£: U.S.$ exchange rate	1.2651	1.2521	1.2441

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

As of June 30, 2024, and December 31, 2023, the Company did not record any amounts about uncertain tax positions.

UK Taxes

We do not consider ourselves engaged in a trade or business in the UK and, as such, do not expect to be subject to UK corporate income taxation. We have subsidiaries based in the UK that are subject to the tax laws of that country. Under current law, those subsidiaries are taxed at the applicable corporate income tax rates. Should any UK subsidiaries be deemed to undertake business activities in the US, they would be subject to US corporate income tax only for their US activities. Relief would then be available against the UK tax liabilities with respect to the overseas taxes arising from US activities. At present, this is not applicable as our UK subsidiaries only undertake activities in the UK. Our UK subsidiaries file separate UK income tax returns.

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

In addition, the Finance Act 2015 introduced a new tax known as the diverted profits tax (“DPT”), which is charged at 25% of any “taxable diverted profit.”. The DPT has had an effect since April 1, 2015, and may apply in circumstances including (1) where arrangements are designed to ensure that a non-UK resident company does not carry on a trade in the UK through a PE; and (2) where a tax reduction is obtained through the involvement of entities or transactions lacking economic substance. We intend to operate in such a manner that none of our companies should be subject to the UK DPT and that none of our companies (other than those companies incorporated in the UK) should: (1) be treated as residents in the UK for tax purposes; (2) carry on a trade, invest or carry on any other business activity in the UK (whether or not through a UK PE).

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to have a material impact on our financial statements.

Reclassifications

Certain accounts have been reclassified in prior periods to conform to the current period presentation. Compensation expenses that were previously reported separately have been combined with general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30,	December 31,
	2024	2023

Deposit	$200	$200
UK R&D credit	-	80,205
UK VAT receivable	5,585	7,098
Total other receivables	$5,785	$87,503

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Motor vehicles	$-	$59,836
Computer equipment	25,948	29,646

Total property and equipment	25,948	89,482
Less: accumulated depreciation	(25,047)	(58,180)

Total property and equipment, net	$901	$31,302

During the six months ended June 30, 2024 and June 30, 2023, the Company recorded depreciation expenses of $3,958 and $6,384, respectively. During the three months ended June 30, 2024 and June 30, 2023, the Company recorded depreciation expenses of $2,513 and $3,106, respectively. The Company recorded a loss of $9,317 on the disposal of a motor vehicle during the three and six months ended June 30, 2024.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2024	2023
Patents	$237,210	$228,319
Trademarks	37,628	36,319
Intellectual properties	3,089,511	3,109,539
Capitalized acquisition costs	45,745	45,745

Total intellectual properties	3,410,094	3,419,922
Less: accumulated amortization	(2,300,706)	(1,963,294)

Total intellectual properties, net	$1,109,388	$1,456,628

●	Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, New Zealand, Canada, and Australia. The patent is pending in the European Union, and the United Kingdom.

Patents on Contextual Enveloping of Dynamic Hypertext Links and Real-Time Data Processing are pending in the United States

Patents are reported at cost, less accumulated amortization and accumulated impairment loss. Costs include expenditures directly attributable to the acquisition of the asset. Once a patent provides economic benefit to the Company, amortization is provided on a straight-line basis on all patents over their expected useful lives of 20 years.

●	Intellectual Property

Intellectual Property capitalizes the Company’s qualifying internal research and development costs. It is amortized over its useful life of 7 years and reported at cost less accumulated amortization and accumulated impairment loss.

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

Amortization expenses were $357,176 and $116,125 for the six months ended June 30, 2024 and 2023, respectively. Amortization expenses were $51,699 and $56,521 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Director fees	$150,000	$90,000
Dividends payable	108,360	65,016
Other accruals	84,312	76,945
Settlement payable	166,986	166,986
Wages and salaries	822,932	544,060
Total Accrued liabilities	$1,332,590	$943,007

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	June 30,	December 31,
	2024	2023
Beginning balance Loan 1 (January 16, 2022) –payable to Stephen Morris	$125,910	$374,018
Fourth amendment (December 27, 2023)
Additions	-	573,324
Loan resolution	-	(821,432)
Fifth amendment (June 30, 2024)
Additions	159,820	-
Ending balance Loan 1 (January 16, 2022) –payable to Stephen Morris	285,730	125,910

Loan 2 (September 7, 2022) – payable to Stephen Morris	549,079	552,639
Related party loan (September 8, 2023) – payable to Director	-	32,337
Total loan payable to related parties	834,809	710,886

Less – current portion	285,730	158,248

Total – noncurrent	$549,079	$552,639

●	Loan 1 (January 16, 2016) - Stephen Morris, Founder, CTO and Chair.

On December 20, 2022, the Company entered into a third amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to reduce the outstanding principal amount of the loan by $71,540 (£59,543) in exchange for the Company assigning advances receivables of $71,540 (£59,543) whereon Mr. Morris is entitled to amounts received pursuant to such receivables and will bear the risk of non-payment with respect to such receivables. The outstanding loan balance is $374,018 (£309,080). After this assignment, the Company will have no right to receive any amounts collected with respect to such receivables. It will have no liability for non-payment of the receivables or any collections cost.

On December 27, 2023, the Company entered into a fourth amendment with Mr. Morris to add $573,324 (£434,764) in principal for working capital purposes. Mr. Morris converted $821,432 (£645,044) in principal due to him from the Company into 2,489,186 shares of Common Stock. The conversion price for the Common Stock was $0.33 per share.

On June 30, 2024, the Company entered into a fifth amendment with Mr. Morris to add $159,820 (£126,991) in principal for working capital purposes.

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

On September 8, 2023, the Company entered into a new loan agreement with Professor Paul Morrissey for $28,899 (£22,700). The Loan had an original issue discount of $7,257 (£5,700). The Loan Agreement is unsecured, non-convertible, and carries a fixed interest rate of 2.85% every four weeks on the original principal. It is non-convertible and was payable 4 weeks after the date of the agreement. The loan outstanding on June 30, 2024, and December 31, 2023, is $0 (£0) and $32,337 (£25,401) respectively. Total interest expense was $4,847 (£3,832) and $3,438 (£2,701) for the six months ended June 30, 2024, and the year ended December 31, 2023, respectively. The loan was fully paid in May 2024.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Loan payable to Stephen Morris
●	Loan payable to Director of the Company.

Loans payable to related party transactions are disclosed in Note 7.

NOTE 9 – WARRANT LIABILITY

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

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of June 30, 2024. The Black Scholes model requires three basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the period ended June 30, 2024, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Six Months Ended
June 30, 2024
Expected term (years)	1.34 – 2.50
Expected average volatility	177% - 220%
Expected dividend yield	8.33%
Risk-free interest rate	1.50% - 5.19%

The following table summarizes the changes in the warrant liabilities during the six months ended June 30, 2024, and the year ended December 31, 2023:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant liability December 31, 2023	$39,116
Addition of new warrants	$-
Change in fair value of warrant liability	(19,801)
Warrant liability as of June 30, 2024	$19,315

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

The Company has the right to redeem the Series C Convertible Preferred Stock in accordance with the following schedule:

●	The Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 120% of the Stated Value, together with any accrued but unpaid dividends and

●	The Company shall pay an 8% per annum dividend on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. Dividends shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock, whether earned or declared, and whether or not there are profits, surplus, or other funds of the Company legally available for the payment of dividends.

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

GHS delivered gross proceeds of $266,000 to the Company (legal fees and a transaction fee charged by Spartan Capital were excluded).

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

On April 24, 2022, the Company issued the second tranche of 200 shares of Series C Convertible Preferred Stock and 562,149 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $184,000 to the Company (legal fees and a transaction fee charged by Spartan Capital were excluded).

On May 25, 2022, the Company issued the third tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $92,000 to the Company (legal fees and a transaction fee charged by Spartan Capital were excluded).

On September 24, 2022, the Company issued the fourth tranche of 100 shares of Series C Convertible Preferred Stock and 281,074 warrant shares as per its Securities Purchase Agreement (the “GHS Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), of March 4, 2022. GHS delivered gross proceeds of $92,000 to the Company (legal fees and a transaction fee charged by Spartan Capital were excluded).

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,089 (US$549,079 on June 30, 2024). In order to enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock, in exchange for our company issuing 345,220 shares of common stock: 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive. The resulting common shares were valued at $71,703, recorded as interest expense.

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

As of June 30, 2024, and December 31, 2023, the Company had 903 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or by proxy, on any matter on which action of the corporation’s stockholders is sought.

During the six months ended June 30, 2023, the Company issued the following unregistered securities:

●	312,500 shares for Consultancy services valued at $50,000.
●	500,000 shares for Professional services valued at $65,000.
●	311,159 shares for dividend due of Series C Preferred Stock valued at $43,805.
●	1,455,784 shares for Investor Relations services valued at $285,338.

During the six months ended June 30, 2024, the Company did not issue unregistered securities.

On June 30, 2024, and December 31, 2023, the Company had 159,690,447 shares of common stock issued and outstanding.

The above securities were issued in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended, and in reliance on the exception from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Warrants

The Company identified conversion features embedded within warrants issued during the six months ended June 30, 2023. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision that could cause adjustments in redemption value and the number of shares issued upon exercise (see Note 9—Warrant Liability).

A summary of activity during the six months ended June 30, 2024, follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2023	2,538,101	$0.32	3.23
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2024	2,538,101	$0.32	2.73

Exercisable Warrants, June 30, 2024	2,538,101	$0.32	2.73

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2024:

Warrants Outstanding			Warrants Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	0.99	$0.34	941,599	$0.34
472,205	0.50	0.34	472,205	0.34
562,149	0.61	0.35	562,149	0.35
281,074	0.31	0.22	281,074	0.22
281,074	0.32	0.22	281,074	0.22
2,538,101	2.73	$0.32	2,538,101	$0.32

As of June 30, 2024, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

2022 Equity Incentive Plan

On April 1, 2023, the Company granted executives, management, and a non-executive director options to purchase our common stock as compensation for time served. The Board of Directors determines the terms of the stock option grants, which are consistent with our 2022 Equity Incentive Plan.

Our stock option grant general policy is that options vest 40% after 90 days of service, and the remaining options vest monthly over two years. The maximum term is ten years.

The following table summarizes the stock options activity:

	Number of Shares	Weighted-Average Exercise Price (per share)

Outstanding as of December 31, 2023	14,400,000	$0.1560
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding on June 30, 2023	14,400,000	$0.1560

Exercisable at June 30, 2024	11,544,000

Weighted-average fair value of options granted in the period		$-

The weighted average fair value of stock options granted is based on the Black-Scholes option pricing model, which uses the following weighted average assumptions.

Three Months Ended
June 30, 2024
Expected life (years)	0.58 – 3.0
Risk-free interest rate	4.30%
Expected forfeiture rate	0%
Volatility	1.90% - 2.43%
Expected dividend yield	0%

The following table summarizes certain information regarding the Company’s non-vested shares:

Number of Shares

Non-vested as of December 31, 2023	4,368,000
Granted	-
Forfeited or expired	-
Vested	(1,512,000)

Non-vested as of June 30, 2024	2,856,000

The following table summarizes the stock options exercisable:

	Options	Options
	Outstanding	Exercisable

Number of shares	14,400,000	11,544,000
Weighted-average contractual life in years	8.53	8.53
Weighted-average exercise price		$0.1518
Intrinsic value		$-

The total intrinsic value of options on June 30, 2023, is zero because the closing stock price was below the weighted average exercise value.

The Company recognized compensation costs of $217,980 and $978,410 for the six months ended June 30, 2024 and 2023, respectively. The Company recognized compensation costs of $108,990 and $978,410 for the three months ended June 30, 2024 and 2023, respectively.

There was $408,713 of unrecognized compensation costs related to non-vested share options, which we will realize over the next ten months as of June 30, 2024.

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

On June 15, 2023, the Company entered into a six-month Consulting Agreement with Launchpad LLC. Under the agreement, Launchpad LLC will receive $3,000 in cash per month.

Employment and Separation Agreements

●	Steven Saunders, Former Chief Commercial Officer and Director

On January 31, 2023, the Company entered Separation Agreements with Steven Saunders. He is no longer an officer or director of our Company, and all prior agreements are terminated. Mr. Saunders and the Company agreed to a settlement totaling $116,000 to satisfy all amounts due. As of June 30, 2024, the amount due to Mr. Saunders is $79,250.

●	Rik Willard, Former Chief Executive Officer and Director

On January 31, 2023, the Company entered into Separation Agreements with Rik Willard, our then-chief Executive Officer. Mr. Willard is no longer an officer or director of our Company, and all prior agreements are terminated in their entirety. Mr. Willard and the Company agreed to a settlement totaling $112,418 to satisfy all amounts due. As of June 30, 2024, the amount due to Mr. Willard is $86,811.

●	Stephen Morris, Founder, Chief Technical Officer and Director

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

●	David Chetwood, Chief Financial Officer and Director

On April 1, 2023, the Company entered into an Amended Employment Agreement, effective February 10, 2023, with David Chetwood, Chief Financial Officer and Director. The Company will compensate Mr. Chetwood with a base pay of $450,000 per annum, with payments reduced by 60% to $180,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On May 12, 2023, the Company agreed to grant Mr. Chetwood an option to purchase 3,360,000 shares of common stock at $0.1625 per share ($546,000), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of June 30, 2024, there were 136,330 non-vested share options, which we will recognize over the next 10 months.

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with David Chetwood to reduce his base pay from $450,000 to $180,000 per annum and forfeit $236,200 of deferred compensation.

●	Timothy Burks, Chief Executive Officer, and Director

On April 1, 2023, the Company entered into an employment agreement with Timothy Burks, its Chief Executive Officer and Director. The Company will compensate Mr. Burks with $600,000 per annum base pay, with payments reduced by 60% to $240,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On July 1, 2023, the Company agreed to grant Mr. Burks an option to purchase 4,800,000 shares of common stock at $0.1353 per share ($649,440), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of June 30, 2024, there were 194,568 non-vested share options, which we will recognize over the next 12 months.

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

On July 6, 2023, the Company agreed to grant Mr. Morrissey an option to purchase 1,920,000 shares of common stock at $0.1353 per share ($259,776), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of June 30, 2024, there were 77,819 non-vested share options, which we will recognize over the next 12 months.

On December 31, 2023, the Company entered into an Amended Non-Executive Director Agreement with Morrissey to reduce his director fee from $300,000 to $120,000 per annum and forfeit $270,000 of deferred compensation.

NOTE 12 - SUBSEQUENT EVENTS

Effective July 8, 2024, the Corporation’s shareholders, acting by written consent and representing at least a simple majority (55.9%) of the Corporation’s issued and outstanding shares of Common Stock, voted to remove Timothy Burks and Paul Morrissey from the Corporation’s Board of Directors.

Immediately following the shareholder vote, the two remaining Directors, David Chetwood and Steve Morris, voted unanimously to remove Timothy Burks from the corporation’s office of Chief Executive Officer, effective July 8, 2024.

Effective July 8, 2024, the Corporation’s Board of Directors elected Steve Morris as the Corporation’s President and Chief Executive Officer. Mr. Morris had previously served as the Corporation’s Chief Technical Officer.

Effective July 8, 2024, the Corporation’s Board of Directors elected David Chetwood to the additional offices of Secretary and Treasurer. Mr. Chetwood was also reelected to the office of Chief Financial Officer.

The Company evaluated subsequent events through August 14, 2024, when the financial statements were available to be issued. The Company has concluded that no further subsequent events require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q of Bubblr, Inc. (hereinafter the “Company,” “Bubblr,” “BBLR,” “Ethical Web.AI,” “we,” “us,” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Forward-looking statements involve future risks and uncertainties, and some factors could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on numerous factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Key factors that may cause actual results to differ from projections include, for example:

●	our strategies, prospects, plans, expectations, forecasts, or objectives;
●	our ability to achieve marketable products and the costs and timing thereof;
●	acceptance of our products by our target market and our ability to compete in such a market;
●	our ability to raise additional financing when needed and the terms and timing thereof;
●	our ability to expand, protect, and maintain our intellectual property rights;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing, or the period for which our existing cash resources will be sufficient to meet our operating requirements;
●	our analysis of the target market for our platform;
●	the impact of COVID-19 and other future pandemics and other adverse public health developments on our operations and our industry;
●	regulatory developments in the United States and other countries;
●	our compliance with all applicable laws, rules, and regulations, including those of the Securities and Exchange Commission, or SEC;
●	our ability to compete in the United States and internationally with more substantial companies;
●	general economic, business, political, and social conditions;
●	our reliance on and our ability to retain (and, if necessary, timely recruit and replace) our officers, directors, and key employees and their ability to timely and competently perform;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to manage the growth of our business;
●	our commercialization of our platform and marketing capabilities and strategies;
●	our ability to expand, protect, and maintain our intellectual property position;
●	the success of competing third-party platforms;
●	our ability to fully remediate our identified internal control material weaknesses;
●	our ability to comply with regulatory requirements relating to our business and the costs of compliance with those requirements;
●	the specific risk factors discussed under the heading “Risk Factors” set forth in this Annual Report; and
●	various other matters, many of which are beyond our control.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the ordinary course of our public disclosure practices. Additionally, the discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Form 10-Q.

Business

Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report to “Bubblr,” the “Company,” “Ethical Web.AI,” “we,” “us,” and “our” refer to Bubblr, Inc. and its wholly-owned subsidiaries, including Bubblr Limited and Bubblr Holdings Limited, which are non-trading companies and IP holding companies, respectively, formed and existing under the laws of the United Kingdom.

Overview

Bubblr, Inc., d/b/a Ethical Web.AI is an artificial intelligence or AI company that has patent-protected intellectual properties. We compete with several large companies that include AI in their suite of product offerings – companies such as Amazon, AI Brain, C3.ai, Data Robot, Inc., Google, IBM, Open AI, and Anthropic. All of those companies have far greater financial resources and more populated human assets in the development of AI technology, training data and algorithms than our Company has.

The AI industry also has numerous smaller companies that compete in the AI space without owning any protected intellectual property and that rely heavily, if not totally, on access to or linkage to third-party search engines and AI.

Here is a simple explanation of Generative AI

Generative artificial intelligence (AI) is a branch of computer science focused on creating programs that can generate new, original content. This technology harnesses the power of AI to produce outputs that a human might otherwise make, ranging from written text to complex code and from stunning images to original music compositions. At its core, generative AI works by synthesizing new forms from familiar elements, drawing from a vast array of data on which it has been trained.

For the uninitiated, generative AI might help to think of it as a sophisticated assistant capable of crafting entirely new creations based on a set of learned patterns and examples. For instance, you could ask this AI to draft an essay, compose a piece of music, or even generate a computer program. It is not just rehashing what it has seen before; it is creating something new from the pieces it knows.

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

Recent advancements have been groundbreaking. OpenAI’s GPT-4, released in 2023, claimed capabilities surpassing the performance of most humans in standardized tests like the LSAT. This is a testament to how far AI has come in understanding and generating human-like text. GPT-4 can write essays, debug code, create summaries, and even compose music, demonstrating a breadth of capabilities once thought to be solely within the realm of human expertise.

The process that allows generative AI to perform these feats is called language modeling. This process involves the AI examining a sequence of words (the context) and predicting what comes next. This is not done through a simple count of word frequencies but using neural networks—complex mathematical models that can learn patterns in data. By training on a massive corpus of text data from diverse sources like Wikipedia, books, and websites, these neural networks learn to anticipate the next word in a sequence with high accuracy.

Training a generative AI model involves a careful and resource-intensive process. The AI is fed enormous amounts of text, and during training, it tries to predict parts of the text that are intentionally omitted. This training is iterative and can take months or even years as the model constantly refines its predictions to match reality more closely. Once trained, the model has parameters—essentially, learned weights and biases- guiding its predictions. These parameters are fine-tuned through additional training to specialize in the AI for particular tasks, a process known as fine-tuning.

Despite the impressive capabilities of generative AI, there are significant considerations and challenges. The technology’s rapid development has sparked discussions about its energy usage, potential to displace jobs, and ability to perpetuate or even create biases and misinformation. For example, training large models like GPT-4 requires substantial computational resources, which translates to significant energy consumption and associated carbon emissions. Moreover, as generative AI continues to excel at tasks traditionally performed by humans, there’s concern over job displacement, particularly in fields like customer service, content creation, and programming.

Generative AI also raises questions about the authenticity of content and the propagation of biases. Since the AI learns from existing data, any historical biases present in that data can be reflected in the AI’s outputs. This has led to developing methods to align AI’s behavior with ethical standards and societal values. OpenAI, for instance, has focused on making GPT helpful, honest, and harmless by fine-tuning it with human feedback to avoid toxic, biased, or offensive content.

In sum, generative AI is a transformative technology with the potential to change how we interact with machines and automate content creation. It is a field that is evolving rapidly, offering tremendous benefits while posing new challenges that society must address responsibly. As we continue to harness its power, balancing innovation with ethical considerations is crucial, ensuring that generative AI serves as a tool for positive change rather than a source of harm.

Finally, it is not cheap. Building the training data for Chat GPT 4 was estimated to cost $100 million, and processing the queries costs even more. It is not Skynet, and it will not take over the world. It is simply a potent tool that massively enhances productivity for most office-based professionals.

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

Our product ecosystem, at the heart of our value proposition, features two trailblazing solutions poised to redefine user interaction within the digital realm:

1.	Community-Centric Super App Platform: Our innovative SaaS open-source platform empowers communities to conceive and customize their local ‘super apps.’ Our platform’s distinguishing architecture is a testament to our commitment to consumer privacy and local economic enrichment. Beyond safeguarding user anonymity, these super apps emerge as cost-effective marketing conduits for local businesses and as crucial revenue engines for communities. This expansive platform, nearing its full operational capacity, anticipates its commercial launch shortly, with substantial revenue contributions forecasted for 2024.

2.	AI Seek: AI Seek is our transformative generative AI application that surpasses the capabilities of existing technologies such as Chat GPT-4. It champions user anonymity and affordability, being 25% more cost-efficient. Initially introduced to the consumer market, our strategic roadmap encompasses licensing this technology to academic institutions. This initiative not only diversifies universities’ revenue streams but also arms them with sophisticated tools to authenticate student submissions by detecting AI-generated content, thereby safeguarding academic integrity.

Ethical Web AI thrives on a business model characterized by low operational costs yet significant revenue and margin potential, reflecting the SaaS open-source framework’s inherent scalability and profitability. In comparison to peer entities, many of which boast market capitalizations exceeding $1 billion, our Company signifies a compelling investment proposition given our ethical technology differentiation, robust intellectual property suite, and foreseeable market demand.

Bubblr’s Mission

Mission

At Ethical Web AI, our mission transcends the norms of technological advancement. We are dedicated to fostering a new era of the internet rooted in the principles of ethical engagement, consumer privacy, and communal prosperity. We champion these ideals by demonstrating the commercial viability and success of our products, which are designed not merely as tools of technology but as extensions of community values and enablers of equitable digital ecosystems.

Our suite of heavily patent-protected products upholds the sanctity of user anonymity, standing as testaments to the possibility of achieving commercial success without relying on invasive online advertising tactics. These offerings are symbolic of our commitment to real decentralization, a principle that forms the bedrock of our design philosophy and operational paradigm.

We endeavor to decentralize profits and authority, channeling control back into the hands of local communities that engage with our technology. This approach disrupts traditional power structures in the digital economy, dismantling monopolistic barriers and facilitating an environment where businesses, irrespective of scale, can compete fairly and collectively thrive. Such a landscape not only contributes to local economic vibrancy but also empowers communities, providing them with substantial new revenue streams, thereby promoting self-sufficiency and innovation at a grassroots level.

Our mission, then, is to promulgate the principles of the ethical web throughout the digital world. By highlighting the success of our business model, we intend to inspire a ripple effect, catalyzing an industry-wide shift towards practices that honor consumer privacy, champion true decentralization, and promote equitable access and opportunity for all entities within the digital space.

In this journey, we remain steadfast in our belief that technology should be a force for communal good, a platform for fair economic participation, and a space that respects and protects individual privacy. Ethical Web AI is pioneering this transformative vision for a balanced and conscientious digital future through our innovative products and their moral underpinnings.

Products

Ethical Web

Ethical Web is our main product. It is the technical manifestation of our first granted patent, US Patent No. 10977387, entitled “Internet Search Mechanism.” It stands as a beacon of technological advancement and community empowerment. Ethical Web is genuinely transformative technology that will change the internet profoundly. To Understand why it is such a disruptive proposition, it is important to understand the problems on the internet that it is meant to solve.

Description of the problems Ethical Web solves.

The current online advertising model, often called ad tech, is broken and continues to get worse.

Ad tech’s costs and complexity mean that small and medium-sized businesses (SMEs) cannot use it for online marketing leads.

Consequently, the only avenue available for SMEs is to utilize global platforms (e.g., Amazon and eBay) or single-market sector apps such as Uber Eats, Just Eat, Hotels.com, Booking.com, Zoopla, etc.

Many people are unaware of how extortionate these platforms are. Amazon’s latest pricing regime starts at a “non-negotiable” 30% and then, after a year, may go down to 15% on every item sold. They charge this amount because they can.

Uber Eats and Just Eat charge at least $37.5% on every order. Hotels.com and Booking.com take 30% off every booking. Moreover, if there are any disputes with customers, these platforms bully the supplier to refund the claimant, regardless of whether it is legitimate or not.

The ad-tech industry also uses and abuses consumers’ data, which leads to unwanted advertising, exposes consumers to personal identity abuse or theft, and is a gateway to online fraud.

In addition, online content providers (news sites, social media, Facebook, etc.) mainly make money by getting eyeballs and clicks on their content. This leads to online radicalization driven by social media platforms. Frances Haugen left Facebook as a whistleblower. Haugen exposed Facebook’s policy of deliberately using anger in its algorithms to maximize Facebook users’ engagement. Their algorithms radicalized people so Facebook could get more eyeballs and consequent revenue.

Finally, the way social media firms operate, generating revenue only from advertising, exposes Western governments to their democratic elections corrupted by bad international actors such as Russia, China, and Iran.

How can Ethical Web solve these problems.

The product has been under development for four years. Some of the technologies required to deliver this did not exist when we began developing the product. These technologies emerged recently, or we developed these new technologies ourselves.

Ethical Web allows local communities to build their super apps, which could be described as community-owned, supercharged local Yellow Pages super apps.

There are some concise and straightforward animated videos of the user journey for a community adopting this technology on the ethicalweb.ai website and selecting the “How it works – Creating the platform” option from the “Platform” drop-down list.

What are the unfair advantages that the Ethical Web brings to the community?

●	Consumers can use community apps completely, safely and anonymously. There is no registration process, no identity (email or mobile number) to give up, and no behavioral tracking data recorded. It is an entirely safe and secure environment. There are also no advertisements anywhere in sight.

●	Local businesses now only must pay a monthly subscription fee of (on average) $250 per month rather than a 30% charge on every item they sell.

●	The community now has a local community asset that can generate substantial new revenues for the local community. A community with 10,000 small businesses and franchised outlets within their community will generate a net income of $2m monthly net of the license fee paid to Ethical Web AI.

All these licensed community apps run through the Ethical Web platform on one single database. This means that consumers can use their local apps to search for goods or services in any other community that has their own licensed community apps.

One of the most important things to remember is that the community owns the super apps. The community app owners decide what the apps look like, what prices to charge, and collect the revenue. It is a uniquely decentralized offer.

It is an entirely different way to search for goods or services, unlike typical search engines such as Google. In fact, it will always be better than Google as it has real-time data from which to work. The search criteria can include every relevant attribute or value range. It also includes availability and geographical range. You can see examples of a few straightforward scenarios of how community apps work by going to the ethicalweb.ai website and, on the “Platform” drop-down list, selecting the “How it works using the platform” option.

Finally, as this database grows by accommodating more communities, it will become the most valuable AI database on earth.

The critical ingredient of any AI product is the quality and quantity of the data it uses.

The Ethical Web data is always accurate and readily available to any AI engine that needs to access this data through our APIs. This becomes another revenue source for Ethical Web AI and licensed community app owners.

Ethical Web is a very sophisticated product offer that is patent-protected and has trade-secret complex search mechanisms that are not easily duplicated.

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

Contemporaneous Data Integration

One of AI Seek’s groundbreaking features is its patented ability to incorporate up-to-date information beyond the app’s initial training data constraints. This functionality starkly contrasts with models like Chat GPT-4, which possesses data only up until September 2021. Especially for queries requiring current financial figures or trending data, AI Seek proves invaluable, offering precise, real-time insights. This feature significantly enriches the user experience, particularly for professionals and entities requiring the latest information.

Dynamically generated hypertext links

Another groundbreaking feature of AI Seek, which is patented and unique, is that each prompt query result is delivered on a unique web page that includes dynamically generated hypertext links. These hypertext links may include multimedia such as videos and images and text links to other salient web pages, making it a far superior research tool.

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

Revenue Generation and User Feedback

Though in its infancy, AI Seek has already begun to generate revenue with a small, dedicated user base of individuals. These early adopters’ continuous engagement and constructive feedback have been instrumental in refining the app’s functionalities. With a marketing campaign set to launch this year, we anticipate a significant uptick in adoption, forecasting that each app instance could contribute at least $15 monthly.

In conclusion, AI Seek represents a product and a pivotal step toward reshaping the interaction between humans and artificial intelligence. By balancing superior technology with ethical practices and user empowerment, AI Seek is poised to lead the new wave of generative AI applications, carving a niche for itself in the market.

The licensed version will take 20% of each university’s net margin, which, according to our initial estimate, will remain significant.

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

Technological Advancement and Open-Source Capabilities

The platform’s complexity and breadth are testaments to recent technological advancements, enabling its rich feature set and extensive scalability. At its core, the platform offers open-source app templates, allowing licensees to construct community-centric super apps tailored to their local needs and economic contexts. Unlike conventional single-purpose applications like Uber Eats or Hotels.com, these super apps present a comprehensive marketplace, accommodating an unlimited array of products and services within a single digital ecosystem.

Revolutionizing Commercial Interactions

What distinguishes our platform further is its revolutionary approach to e-commerce. Rather than surrendering a high percentage of their transaction value, businesses are charged a fixed monthly listing fee determined by the community licensees. This structure fosters a fair, competitive environment for smaller enterprises and ensures that more revenue remains within local economies.

Anonymity, User Control, and the Future of Search

These community super apps are set to redefine internet search and e-commerce, areas that have seen little fundamental change in the past quarter-century. One of the platform’s innovative features is the “concierge search,” where users can anonymously leave requests for goods or services that are not immediately available, enabling future transaction fulfillment.

Furthermore, Ethical Web AI takes user privacy and control seriously. Our platform ensures user anonymity and places consumers in complete control of communication channels, transforming the way they interact with online marketplaces.

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

Conclusion

In conclusion, the Ethical Web AI Licensed Open-Source Platform is more than a technological breakthrough; it is a new paradigm for online commerce, community growth, and digital privacy. By decentralizing the Internet marketplace, we are building a more equitable, prosperous digital future for communities, especially small businesses.

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

We have filed a sister patent that is specifically for searching for information rather than goods or services. US Patent Application No. 17/980298 was filed in the USA in November 2022. It is titled “Contextual enveloping via dynamically generated hypertext links.” This utility patent defines a radically unique way for consumers to search for information only, which again is fundamentally different from traditional search engines. The technical manifestation of this patent is the AI Seek AI LLM (Large Language Model), as it works exceptionally well with AI LLMs such as Chat GPT 4 and Claude 2. Our patent agents, Murgatroyd’s, are confident that this patent will be granted in November 2024.

We have also recently filed another patent with the U.S. Patent Office (application number 18/376,101), which currently has a generic title of “computer-implemented method and system.” Again, this utility patent resolves a significant issue with existing foundation AI LLM, such as Chat GPT and Claude 2, whereby they cannot provide information that needs contemporaneous data. This is because the established AI LLMs have a training data database that was limited to some point in the past. For example, Chat GPT’s training data only goes up to September 2021. Claude 2 will be updating their training data to January 2023. This utility patent uses an internally trained AI LLM that identifies those search prompts that require contemporaneous data (for example, stock prices and sports data) and augments the prompt with the necessary contemporaneous data to radically improve AI LLM’s output to include references to the necessary contemporaneous data. The technical manifestation of this patent is delivered in version 4 and beyond of our AI Seek consumer app.

Competition

The space for online marketplaces and ad networks is rapidly evolving. The Advertising Technology (Ad-tech) industry includes all kinds of tools, software platforms (Google, Facebook), agencies, data brokers, etc. It facilitates targeted advertisements that have become exponentially more invasive over the past decade due to massive amounts of personal data collection. It is a complex and opaque ecosystem that tracks, profiles, discriminates (personal and business), and manipulates for profit. It is a multi-billion-dollar industry that is now facing litigation, investigations, and new regulations to curb its practices.

We face intense competition from companies with much more significant capital resources than us, and, as a result, we could struggle to attract users and gain market share. Many of our existing or future competitors have more significant financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees, and compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for networks and online marketplaces. A key advantage against better-resourced competitors is provisioning our technology and related acquisitions as an open-source SAAS platform. This pushes all of the consumer and merchant marketing responsibility to the registered partners.

Our competitors may announce new products, services, or enhancements that better address changing industry standards or users’ needs, such as mobile access or a different market focus. Any such increased competition could cause pricing pressure, loss of business, or decreased user activity, any of which could adversely affect our business and operating results.

We believe that our competitive strengths and protection via our IP are defensible under the umbrella protection of our granted patents.

Government Regulation

We are subject to many foreign and domestic laws and regulations that affect companies conducting business online, many of which are evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws and regulations relating to the liability of providers of online services for activities of their users and other third parties are being tested by many claims, including actions based on invasion of privacy and other torts, unfair competition, copyright, and trademark infringement, and other theories based on the nature and content of the materials searched, or the content provided by users. Further, some countries impose regulations regarding or require licenses to conduct various aspects of our business, including employee recruiting and news-related services. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users or other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering, or supporting terrorist activities, may in the future produce legislation or other governmental action that could require changes to our website platform, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our platform.

In the area of information security and data protection, we are committed to upholding the highest standards. Most states have enacted laws and regulations requiring notification to users when there is a security breach of personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement practically. The costs of compliance with these laws and regulations may increase in the future due to amendments or changes in interpretation. However, our commitment to data protection remains unwavering. Furthermore, any failure on our part to comply with these laws and regulations may subject us to significant liabilities, which we are actively working to avoid.

We are also subject to federal, state, and foreign laws and regulations regarding data privacy and protection. Our privacy policies describe our practices concerning using, storing, transmitting, and disclosing personal information, including visitor and user data. Any failure by us to comply with these terms or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are unclear, evolving, and in a state of flux. For example, in October 2015, the highest court in the European Union invalidated reliance on the US-EU Safe Harbor regime as one of the legally recognized mechanisms under which the personal data of European citizens could be transferred to the United States. There is a risk that these laws and regulations may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and a manner inconsistent with our current data protection practices or that new laws or regulations will be enacted. In addition, because our platform will be accessible worldwide, certain foreign governments may claim that we are required to comply with their laws and regulations, including with respect to the storage, use, and disclosure of user information, even in jurisdictions where we have no local entity, employees, or infrastructure. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and, ultimately, in a loss of users, which could adversely affect our business.

Employees

As of August 14, 2024, we have four full-time employees, not represented by any labor union.

Legal Proceedings

From time to time, we may become parties to various lawsuits, claims, and other legal proceedings arising in our business’s ordinary course. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition, or results of operation if determined adversely to us.

Smaller Reporting Company

The Company is a “smaller reporting company” defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company,” these exemptions will remain available.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

As an emerging growth company, we may take advantage of reduced or “scaled” disclosure requirements that otherwise apply to public companies. These reduced or scaled disclosure requirements include, but are not limited to:

1.	being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report;

2.	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

3.	being able to take advantage of the reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements, and

4.	being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information we provide to our stockholders may be different from what you might receive from other public reporting companies that are not emerging growth companies.

The JOBS Act also provides that an emerging growth company may take advantage of an extended transition period to comply with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this exemption, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Compliance after Termination of Emerging Growth Company Status

After our emerging growth company status is terminated, we cannot take advantage of the reduced or scaled disclosure requirements described in subparagraphs 1. and 4., above. However, in the event we are a “smaller reporting company,” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended after our emerging growth company status has terminated, we will still be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 2. and 3., above, for as long as we continue to have smaller reporting company status.

Available Information

We make available, free of charge, on or through our website, at www.ethicalweb.ai, our Annual Report on Form 10-K, which includes our audited financial statements, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains these reports and other information at www.sec.gov. Our website and the information contained therein or connected to it are not intended to be and are not incorporated into this Annual Report on Form 10-K.

Results of Operation

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months Ended June 30,		Changes
	2024	2023	Amount	%

Revenue
Net sales	$1,168	$-	$1,168	n/a
Cost of sales	389	-	389	n/a
Gross profit	779	-	779	n/a

Operating Expenses
General and administrative	321,601	1,178,987	(857,386)	-72.7%
Professional fees	45,025	390,304	(345,279)	-88.5%
Sales and marketing	(6,228)	105,553	(111,781)	-105.9%
Amortization and depreciation	307,143	62,882	244,261	388.4%
Research and development	49,773	52,119	(2,346)	-4.5%
Total operating expense	717,314	1,789,845	(1,072,531)	-59.9%

Operating loss	(716,535)	(1,789,845)	1,073,310	-60.0%

Other income (expense)
Other income	12,569	15	12,554	83693.3%
Interest expense	(2,527)	(617)	(1,910)	309.6%
Disposal of fixed assets	24	-	24	n/a
Gain (loss) on change in fair value of warrant derivative liability	21,052	69,988	(48,936)	-69.9%
Foreign currency transaction (loss) gain	17,806	17,242	564	3.3%
Total other income (expense)	48,924	86,628	(37,704)	-43.5%

Net loss before income tax	(667,611)	(1,703,217)	1,035,606	-60.8%

Provision for income tax	-	-	-	0.0%

Net loss after income tax	$(667,611)	$(1,703,217)	$1,035,606	-60.8%

Revenues – We did not achieve revenues from operations in 2023. We will not achieve higher revenues unless we develop, market, support, and deliver our products and service offerings. Despite our efforts, we cannot guarantee that we will achieve significant revenues.

General and Administrative – General and administrative expenses consist mainly of compensation and costs associated with non-specific business costs. These include, but are not limited to, office costs, computer software, and telecoms. The decrease in general and administrative costs was primarily due to 760,000 more vested share options issued in 2023 than in 2024, offset by accrued compensation and director fees for new executives hired in the second quarter of 2023.

Professional Fees – Professional fees consist of costs related to legal, accounting, and consulting. The decrease in professional fees was primarily due to lower legal fees in 2024.

Sales and Marketing – Sales and marketing costs are explicitly incurred in relation to fees and expenses for investor relations, advertising, marketing, press releases, and public relations. The decrease in activity was due to a reduction in funding in 2024.

Amortization and depreciation – A sizable portion of the amortization and depreciation costs are related to the amortization of patents and intellectual property held in the UK subsidiary Bubblr Ltd. The increase in 2024 is due to an adjustment to the accumulated amortization of intellectual property.

Research and Development – Costs incurred in developing the Company’s platform include those associated with development staff and specialist software for product development.

Other Income – The Company earns interest income from its cash reserves and advances receivable.

Interest Expense – Interest expense consists of interest on borrowings, a Company vehicle, and related party loans.

Gain on change in fair value of warrant derivative liability – The Company analyzed the warrants issued concerning the Series C Convertible Preferred Stock (see Note 10) for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires us to assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense items.

The average exercise price for warrants determined at issue is $0.32 per share. If the warrants were exercised on June 30, 2024, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.021 per share, the fair value market price of the common stock on June 30, 2024.

Foreign currency translation gain (loss) – The gains and losses in foreign currency translation are due to fluctuations in the U.S. dollar and British pound sterling exchange rates.

Net Loss after income tax – The net loss after income tax was $1,135,368 and $1,957,553 for the six months ended June 30, 2024, and 2023, respectively.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Six Months Ended June 30,		Changes
	2024	2023	Amount	%

Revenue
Net sales	$2,672	$-	$2,672	n/a
Cost of sales	1,011	-	1,011	n/a
Gross profit	1,661	-	1,661	n/a

Operating Expenses
General and administrative	631,669	1,195,276	(563,607)	-47.2%
Professional fees	53,053	164,734	(111,681)	-67.8%
Sales and marketing	11,945	418,016	(406,071)	-97.1%
Amortization and depreciation	361,134	122,509	238,625	194.8%
Research and development	97,638	91,271	6,367	7.0%
Total operating expense	1,155,439	1,991,806	(836,367)	-42.0%

Operating loss	(1,153,778)	(1,991,806)	838,028	-42.1%

Other income (expense)
Other income	14,047	113	13,934	12331.0%
Interest expense	(6,119)	(1,746)	(4,373)	250.5%
Disposal of fixed assets	(9,331)	-	(9,331)	n/a
Gain (loss) on change in fair value of warrant derivative liability	19,801	(2,531)	22,332	-882.3%
Foreign currency transaction (loss) gain	12	38,417	(38,405)	-100.0%
Total other income (expense)	18,410	34,253	(15,843)	-46.3%

Net loss before income tax	(1,135,368)	(1,957,553)	822,185	-42.0%

Provision for income tax	-	-	-	0.0%

Net loss after income tax	$(1,135,368)	$(1,957,553)	$822,185	-42.0%

Revenues – We did not achieve revenues from operations in 2023. We will not achieve higher revenues unless we develop, market, support, and deliver our products and service offerings. Despite our efforts, we cannot guarantee that we will achieve significant revenues.

General and Administrative – General and administrative expenses consist mainly of compensation and costs associated with non-specific business costs. These include, but are not limited to, office costs, computer software, and telecoms. The decrease in general and administrative costs was primarily due to 760,000 more vested share options issued in 2023 than in 2024, offset by accrued compensation and director fees for new executives hired in the second quarter of 2023.

Professional Fees – Professional fees consist of costs related to legal, accounting, and consulting. The decrease in professional fees was primarily due to lower legal fees in 2024.

Sales and Marketing – Sales and marketing costs are explicitly incurred in relation to fees and expenses for investor relations, advertising, marketing, press releases, and public relations. The decrease in activity was due to a reduction in funding in 2024.

Amortization and depreciation – A sizable portion of the amortization and depreciation costs are related to the amortization of patents and intellectual property held in the UK subsidiary Bubblr Ltd. The increase in 2024 is due to an adjustment to the accumulated amortization of intellectual property.

Research and Development – Costs incurred in developing the Company’s platform include those associated with development staff and specialist software for product development.

Other Income – The Company earns interest income from its cash reserves and advances receivable.

Interest Expense – Interest expense consists of interest on borrowings, a Company vehicle, and related party loans.

Gain on change in fair value of warrant derivative liability – The Company analyzed the warrants issued concerning the Series C Convertible Preferred Stock (see Note 10) for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires us to assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense items.

The average exercise price for warrants determined at issue is $0.32 per share. If the warrants were exercised on June 30, 2024, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.021 per share, the fair value market price of the common stock on June 30, 2024.

Foreign currency translation gain (loss) – The gains and losses in foreign currency translation are due to fluctuations in the U.S. dollar and British pound sterling exchange rates.

Net Loss after income tax – The net loss after income tax was $1,135,368 and $1,957,553 for the six months ended June 30, 2024, and 2023, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our Company:

	June 30, 2024	December 31, 2023

Current Assets	$6,754	$95,171
Current Liabilities	2,001,773	1,487,471

Working Capital Deficit	$(1,995,158)	$(1,392,300)

Current Assets

Current assets consist of cash and other receivables, which were primarily an R&D credit in other receivables on December 31, 2023.

Current Liabilities

Current Liabilities consist of accounts payable, accrued liabilities, and loans.

The decrease in current assets was primarily due to the receipt of the R&D credit.

The $603,000 increase in current liabilities was primarily due to increases of $60,000 in accrued director fees, $43,000 in dividends payable, and $279,000 in accrued salaries in additional related-party loans.

Working Capital Deficit

The working capital deficit increased by $602,858 in the six months ending on June 30, 2024.

Liquidity

During the last two years and through the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations, but there is no assurance that we can secure such funding on acceptable terms.

As no significant revenues are generated from our current operations, we will require additional debt or capital to continue operating and expanding our business. Sources of additional financing or arrangements with third parties may include equity or debt financing, bank loans, related-party loans, or revolving credit facilities. We may not successfully locate suitable financing transactions in the required period, and we may not obtain the capital we require by other means. Unless we can attract additional investment, our operating as a going concern is in doubt.

We voluntarily file annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. We will need capital investment to comply with the Exchange Act requirements.

If we cannot obtain sufficient additional capital, we may have to cease filing our SEC reports and operations altogether. Suppose we get additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations. In that case, the percentage ownership of our stockholders will be reduced, and stockholders may experience additional dilution. Equity securities may have rights, preferences, or privileges that are senior to common stock.

Cash Flow

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Cash used in Operating activities	$(131,011)	$(283,587)	$(113,201)	(158,381)
Cash used in Investing Activities	(11,907)	(12,839)	(8,503)	(11,138)
Cash provided by Financing Activities	136,322	301,811	115,216	203,119

Cash on Hand	$789	$5,507	$951	35,115

Operating Activities

The decrease in net cash used in operating activities was primarily due to increased accrued liabilities.

Investing Activities

Net cash used in investing activities was on Patents and Trademarks.

Financing Activities

The reduction in net cash provided by financing activities was primarily due to a decrease in related party loans in 2024.

Cash on Hand

The Company is currently exploring future fundraising options, including equity, debt, the sale of/or the licensing of the Company’s Patent(s) and IP, with a holdback of the Company’s rights to use the IP to secure funding for operations. If we cannot secure additional financing, the implementation of our business plan will be impaired. There can be no assurance that such additional funding will be available to us on acceptable terms or at all.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method per ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax bases of assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if specific criteria are met. These criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed conventional, as that term is described under applicable U.S. GAAP.

Fair Value of Financial Instruments

The Company accounts for financial instruments per ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Stock-Based Compensation

The Company accounts for stock-based compensation per ASC Topic 718 Compensation-Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expenses in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Stock Options awarded as compensation per the Company’s 2022 Equity Incentive Plan are deemed unissued until vested. Stock Option compensation is recognized as an expense over the vesting period. Awards forfeited due to unfulfillment of obligations, such as termination of employment before the award is fully vested, for no cash or other consideration, are not recognized as an expense, and any previously recognized costs are reversed in the period of forfeiture.

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses the classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the six-months ended June 30, 2024, and 2023, included herein.

Off-Balance Sheet Arrangements

As of June 30, 2024, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period being reported by this Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not effective or sufficient to accomplish their objectives at the reasonable assurance level as of June 30, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any effectiveness evaluation in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the criteria outlined in the 2013 Internal Control-Integrated Framework, our management concluded that as of June 30, 2024, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls to validate the completeness and accuracy of underlying data used to determine accounting transactions. Accordingly, we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

●	We have limited written documentation of our internal control policies and procedures. Section 404 of the Sarbanes-Oxley Act, which applies to us, requires written documentation of key internal controls over financial reporting. Management evaluated the impact of our failure to have written documentation on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the greatest extent possible, separate individuals should initiate transactions, hold assets, and record transactions. Management evaluated the impact of our failure to segregate duties on our disclosure controls and procedures assessment and concluded that the control deficiency that resulted represented a material weakness.

●	We have insufficient personnel with the requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee and only one outside director on our board of directors, which results in ineffective oversight in establishing and monitoring required internal controls and procedures.

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

Our Company plans to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have been unable to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes: (1) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and (2) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. Remediation efforts may be materially affected if we do not secure such funds.

Changes in Internal Control over Financial Reporting

In the six months ended June 30, 2024, there were no material changes in our internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings and are unaware of any pending legal proceeding in which any of our officers, directors, or beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

In the six months ended June 30, 2024, the Company did not issue unregistered securities:

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials are from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUBBLR, INC.

Date: August 14, 2024	/s/ Stephen Morris
Stephen Morris
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	/s/ David Chetwood
David Chetwood
Chief Financial Officer (Principal Accounting and Financial Officer)

