Form 10-Q
period 2024-09-30
Bubblr Inc.
filed 2024-11-14
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 14, 2024, there were 159,690,447 outstanding shares of the registrant’s Common Stock, $0.01 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023 (unaudited);
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024, and 2023 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2024, and 2023 (unaudited);
F-5	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023 (unaudited); and;
F-6	Notes to the Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2024, are not necessarily indicative of the results that can be expected for the full year ending December 31, 2024.

3

BUBBLR INC.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Page
Unaudited Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 (Unaudited)	F-2

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024, and 2023 (Unaudited)	F-3

Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2024, and the year ended December 31, 2023 (Unaudited)	F-4

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023 (Unaudited)	F-5

Notes to Unaudited Consolidated Financial Statements	F-6

BUBBLR INC.

Unaudited Consolidated Balance Sheets

	(Unaudited) September 30,	(Unaudited) December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$717	$7,668
Other receivables	5,126	87,503
Total current assets	5,843	95,171

Non-current Assets:
Property and equipment, net	-	31,302
Intangible assets, net	1,115,410	1,456,628
Total non-current assets	1,115,410	1,487,930
TOTAL ASSETS	$1,121,253	$1,583,101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$400,262	$373,606
Accrued liabilities	1,614,860	943,007
Loans payable, current	-	12,611
Loans payable to related parties, current	-	158,247
Total current liabilities	2,015,122	1,487,471

Non-current liabilities:
Loans payable to related parties, non-current	970,391	552,639
Warrant derivative liability	45,541	39,116
Total non-current liabilities	1,015,932	591,755
Total Liabilities	3,031,054	2,079,226

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 159,690,447 shares issued and outstanding	1,596,904	1,596,904
Additional paid-in capital	13,460,969	13,168,915
Accumulated deficit	(17,310,000)	(15,612,775)
Accumulated other comprehensive income	342,325	350,830
Total Stockholders’ Equity (Deficit)	(1,909,801)	(496,125)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,121,253	$1,583,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Unaudited Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Sales	1,415	1,151	4,087	1,151
Cost of sales	140	-	1,151	-
Gross profit	1,275	1,151	2,936	1,151

Operating Expenses
General and administrative	$313,869	$1,016,034	$945,538	$2,211,310
Professional fees	18,228	13,878	71,281	178,612
Sales and marketing	26,721	93,125	38,666	511,141
Amortization and depreciation	59,238	54,331	420,372	176,840
Research and development	53,886	59,889	151,524	151,160
Total operating expense	471,942	1,237,257	1,627,381	3,229,063

Operating loss	(470,667)	(1,236,106)	(1,624,445)	(3,227,912)

Other income (expense)
Other income	135	29	14,182	142
Interest expense	(77)	(7,704)	(6,196)	(9,450)
Disposal of fixed assets	(89)	-	(9,420)	-
Gain (loss) on change in fair value of warrant derivative liability	(26,226)	117,515	(6,425)	114,714
Foreign currency transaction (loss) gain	86	(44,667)	98	(6,250)
Total other income (expense)	(26,171)	65,173	(7,761)	99,156

Net loss before income tax	$(496,838)	$(1,170,933)	$(1,632,206)	$(3,128,756)
Provision for income tax	-	-	-	-
Net loss after income tax	$(496,838)	$(1,170,933)	$(1,632,206)	$(3,128,756)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	68,986	-	9,325
Total other comprehensive income (loss)	-	68,986	-	9,325

Net comprehensive loss	$(496,838)	$(1,101,947)	$(1,632,206)	$(3,119,431)

Net loss per common share, basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic, and diluted	159,660,447	157,690,447	159,690,447	156,271,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)

Balance -December 31, 2022	903	$1	154,309,318	$1,543,093	$11,006,607	$(12,875,437)	$412,013	$86,277

Issuance of common shares for investor relations			1,455,784	14,558	270,780			285,338
Issuance of common shares for consultancy			625,000	6,250	93,750			100,000
Issuance of common shares for professional services			500,000	5,000	60,000			65,000
Issuance of common shares for Series C preferred shares dividend			311,159	3,112	40,693			43,805
Loan resolution			2,489,186	24,892	796,540			821,431
Forfeit of restricted stock units					(659,052)			(659,052)
Vesting of share options					1,559,597			1,559,597
Series C preferred shares dividend						(86,688)		(86,688)
Net Loss						(2,650,650)		(2,650,650)
Other comprehensive income							(61,183)	(61,183)
Balance -December 31, 2023	903	$1	159,690,447	$1,596,904	$13,168,915	$(15,612,775)	$350,830	$(496,125)

Vesting of Share Options					292,054			292,054
Dividend Series C Preferred Shares						(65,019)		(65,019)
Net Loss						(1,632,206)		(1,632,206)
Other comprehensive income							(8,505)	(12,101)
Balance September 30, 2024	903	$1	159,690,447	$1,596,904	$13,460,969	$(17,310,000)	$342,325	$(1,909,801)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Unaudited Consolidated Statement of Cashflows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,632,206)	$(3,128,756)
Adjustments for:
Net loss to net cash used in operating activities:
Stock-based compensation	-	450,338
Forfeit of restricted stock units	-	(659,052)
Vesting of stock-based compensation	292,054	1,450,608
Change in fair value of warrant derivative liability	6,425	(114,984)
Disposal of fixed assets	9,420	-
Amortization of debt discount	-	6,954
Amortization of intangible asset	415,467	167,630
Depreciation	4,905	9,210
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	86,945	887
Increase in accounts payable	14,620	216,666
Increase in accrued liabilities.	588,361	1,187,896
Net cash used in operating activities	(214,009)	(412,603)

Cash flows from investing activities
Purchase of intangible assets	(13,972)	(21,935)
Net cash used in investing activities	(13,972)	(21,935)

Cash flows from financing activities
Repayment of loans payable	(12,652)	(7,467)
Repayment of loans payable - related party	(28,992)	(18,228)
Proceeds from loans payable - related party	245,977	408,665
Proceeds on the sale of fixed assets	17,077	-
Net cash provided by financing activities	221,410	382,970

Effects of exchange rate changes on cash	(380)	20,695

Net Change in Cash	(6,951)	(30,873)
Cash - Beginning of Period	7,668	32,533
Cash - End of Period	$717	$1,660

Supplemental information:
Cash paid for interest	$8,471	$12,921
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Declared dividends	$65,018	$43,805

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

Bubblr, Inc. is an application software company that is currently developing its disruptive Ethical Web platform. This WEB.Ɛ platform will provide a holistic view of progress in creating digital products, services, and teams. It is designed to inform our ability to use our in-house code and that of our partners, lead advances in development criteria, and respond quickly to shifts in trends and applications.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $1,632,206 during the nine months ended September 30, 2024, and has an accumulated deficit of $17,310,000 as of September 30, 2024. In addition, current liabilities exceed current assets by $2,009,279 as of September 30, 2024.

Management intends to raise additional operating funds through equity or debt offerings. However, the management’s success is not guaranteed.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placement, public offerings, or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings, or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is unavailable to the Company, it may be required to curtail or cease its operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Bubblr Holdings Ltd., Bubblr Ltd., and Bubblr CLN Ltd. Consolidation has eliminated all significant inter-company balances and transactions.

Use of Estimates

Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements, and report the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex; consequently, results may differ from these estimates.

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

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table, in Note 5 to Notes to Unaudited Consolidated Financial Statements) include sub-contractor expenses, payroll, employee benefits, and other headcount-related expenses associated with product development. The Company determines that technological feasibility for products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product development costs, and any additional costs, if any, are incurred. The capitalized product development costs are amortized on a straight-line amortization basis. The amortization begins in the year following capitalization.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on how our chief operating decision-maker internally evaluates separate financial information, business activities, and management responsibility. Accordingly, the Company has one reportable segment, consisting of fees for App usage.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Net sales:	2024	2023	2024	2023
North America	$4,087	$1,151	$1,415	$1,151
Europe	-	-	-	-
Totals	$4,087	$1,151	$1,415	$1,151

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2024	December 31, 2023
North America	$37,165	$38,881
Europe	1,078,245	1,449,049
Totals	$1,115,410	$1,449,049

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

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on comparing the undiscounted future cash flows to the recorded value of the asset. The asset is written down to its estimated fair value if an impairment is indicated. The Company did not have any impairment of long-lived assets for the nine months ending September 30, 2024, and a $6,367 motor vehicle impairment in the year ending December 31, 2023.

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

The carrying value of the Company’s current assets and liabilities is deemed to be their fair value due to their short-term maturity and realization. During the year ended December 31, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments adjusted to fair market value on reporting dates. On September 30, 2024, and December 31, 2023, the warrant liabilities balances were $45,541 and $39,116, respectively. There were no changes in the fair value hierarchy leveling during the nine months ended September 30, 2024.

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

For the nine months ended September 30, 2024, and 2023, the following outstanding stock was excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	September 30,
	2024	2023
	(Shares)	(Shares)
Series C Preferred Stock	3,384,135	3,384,135
Warrants	2,358,101	2,358,101
Total	5,742,236	5,742,236

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is generally their local currency of Great Britain Pounds (GBP). Local currency assets and liabilities are translated at the exchange rates on the balance sheet date, and local currency revenues and expenses are translated at weighted average exchange rates during the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

Aggregate translation gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Gains on foreign exchange translation totaling $9 and losses of $44,667 were recognized during the nine months ended September 30, 2024, and 2023, respectively.

	September 30,		December 31,
	2024	2023	2023
Period-end GBP£: U.S.$ exchange rate	1.3374	1.2199	1.2731
Weighted average GBP£: U.S.$ exchange rate	1.2772	1.2447	1.2441

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

As of September 30, 2024, and December 31, 2023, the Company did not record any amounts about uncertain tax positions.

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

In addition, the Finance Act 2015 introduced a new tax known as the diverted profits tax (“DPT”), which is charged at 25% of any “taxable diverted profit.”. The DPT has had an effect since April 1, 2015, and may apply in circumstances including (1) where arrangements are designed to ensure that a non-UK resident company does not carry on a trade in the UK through a PE and (2) where a tax reduction is obtained through the involvement of entities or transactions lacking economic substance. We intend to operate in such a manner that none of our companies should be subject to the UK DPT and that none of our companies (other than those companies incorporated in the UK) should: (1) be treated as residents in the UK for tax purposes; (2) carry on a trade, invest or carry on any other business activity in the UK (whether or not through a UK PE).

However, this result is based on certain legal and factual determinations. The scope and the basis upon which the DPT will be applied by HM Revenue & Customs (“HMRC”) in the UK remains uncertain. Since applicable laws and regulations do not conclusively define the activities that constitute conducting a trade, investment, or business activity in the UK (whether or not through a UK PE), and since we cannot exclude the possibility that there will be a change in the law that adversely affects the analysis, HMRC might successfully assert a contrary position. The terms of an income tax treaty between the UK and the home country of the relevant Bubblr subsidiary, if any, could contain additional protections against UK tax.

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30,	December 31,
	2024	2023

Deposit	$200	$200
UK R&D credit	-	80,205
UK VAT receivable	4,926	7,098
Total other receivables	$5,126	$87,503

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Motor vehicles	$-	$59,836
Computer equipment	17,139	29,646

Total property and equipment	17,139	89,482
Less: accumulated depreciation	(17,139)	(58,180)

Total property and equipment, net	$-	$31,302

During the nine months ended September 30, 2024, and September 30, 2023, the Company recorded depreciation expenses of $4,905 and $9,210, respectively. During the three months ended September 30, 2024, and September 30, 2023, the Company recorded depreciation expenses of $1,179 and $2,826, respectively. The Company recorded a loss of $9,420 on the disposal of a motor vehicle during the three and nine months ended September 30, 2024.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2024	2023
Intellectual properties	$3,266,590	$3,109,539
Trademarks	40,502	36,319
Patents	252,133	228,319
Capitalized acquisition costs	45,745	45,745

Total intellectual properties	3,604,970	3,419,922
Less: accumulated amortization	(2,489,560)	(1,963,294)

Total intellectual properties, net	$1,115,410	$1,456,628

●	Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, New Zealand, Canada, and Australia. The patent is pending in the European Union and the United Kingdom.

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

●	Trademarks

The Company has the following trademarks.

Mark	Category	Proprietor	Country	Class(es)	Status	Reg. Date.	File No.
	Words	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206382.EM.01

	Word	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206382.GB.01

	Words	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206382.GB.02

	Word	Bubblr Limited	United States	9 38 41 42	REGD-DEC USE	08-Feb-2022	206382.US.01

	Words and Color Device	Bubblr Limited	European Union	9 38	REGISTERED	16-Nov-2019	206383.EM.01

	Series of Logos	Bubblr Limited	United Kingdom	9 38	REGISTERED	05-Jul-2019	206383.GB.01

	Words and Color Device	Bubblr Limited	United Kingdom	9 38	REGISTERED	16-Nov-2019	206383.GB.02

	Words and Device	Bubblr Limited	United States	9 38 41 42	ACCEPTED		206383.US.01

BAU NOT OK/BAU Not OK	Series of Marks	Bubblr Limited	United Kingdom	9 38	REGISTERED	11-Oct-2019	208674.GB.01

NEWZMINE/NewzMine	Series of Marks	Bubblr Limited	United Kingdom	9 38 42	REGISTERED	25-Dec-2020	227753.GB.01

The Company capitalizes trademark costs where the likelihood of acceptance is expected. Each trademark has been determined to have an infinite useful life and is assessed for impairment each reporting period. If the trademark’s value has been reduced or if it is not successfully registered, the assets will be impaired and charged to expense in the period of impairment.

Amortization expenses were $415,467 and $167,630 for the nine months ended September 30, 2024, and 2023, respectively. They were also $188,856 and $51,505 for the three months ended September 30, 2024, and 2023, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Director fees	$211,000	$90,000
Dividends payable	130,032	65,016
Other accruals	60,010	76,945
Settlement and severance	166,986	166,986
Wages and Salaries	1,046,832	544,060
Total Accrued liabilities	$1,614,860	$943,007

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	September 30,	December 31,
	2024	2023
Beginning balance Loan 1 - payable to Stephen Morris	$125,910	$374,018
Loan resolution – convert principal into shares of common stock		(821,432)
Fourth amendment (December 27, 2023) – additions		573,324
Fifth amendment (June 30, 2024) – additions	159,820
Sixth amendment (September 30, 2024) – additions	104,110
Ending balance Loan 1 - payable to Stephen Morris	389,840	125,910

Loan - payable to Stephen Morris	580,551	552,639
Related party loan - payable to director	-	32,337
Total loan payable to related parties	970,391	710,886

Less – current portion	-	158,248

Total – non-current	$970,391	$552,639

●	Loan 1 (January 16, 2016) - Stephen Morris, Founder, CTO and Chair.

On January 16, 2016, our wholly owned subsidiary, Bubblr Limited, entered into a Loan Agreement (the “Loan Agreement”) with Mr. Stephen Morris. The Loan Agreement is unsecured and carries no interest, is payable on demand, and is for working capital or as the Company deems appropriate. The Loan is available for drawing by the Company in multiple tranches.

On December 20, 2022, the Company entered into a third amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to reduce the outstanding principal amount of the loan by $71,540 (£59,543) in exchange for the Company assigning advances receivables of $71,540 (£59,543) whereon Mr. Morris is entitled to amounts received pursuant to such receivables and will bear the risk of non-payment with respect to such receivables. The loan balance is $374,018 (£309,080).

On December 27, 2023, Stephen Morris converted $821,432 in principal amount of promissory notes payable and due to him from the Company into 2,489,186 shares of Common Stock. The conversion price for the Common Stock was $0.33 per share.

On December 27, 2023, the parties entered into a fourth amendment with Mr. Morris to add $573,324 in principal for working capital purposes. The loan balance is $125,910 (£98,900).

On June 30, 2024, the parties entered into a fifth amendment with Mr. Morris to add $159,820 in principal for working capital purposes. The loan balance is $285,730 (£225,891).

On September 30, 2024, the parties desired to amend the loan such that the principal amount of the loan shall be due and payable by Borrower to Lender on the earlier of (i) the completion of an equity offering by Bubblr, Inc., for no less than $5,000,000, or (ii) three years from the date of this Amendment.

On September 30, 2024, the parties entered into a sixth amendment with Mr. Morris to add $104,110 in principal for working capital purposes. The loan balance is $389,840 (£291,491).

●	Loan 2 (September 7, 2022) - Stephen Morris, Founder, CTO and Chair.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible, and is due upon maturity, which is three years after the date of the agreement.

On September 30, 2024, the parties desired to amend the loan such that the maturity date, which is three years from the date of the Loan Agreement to three years from the date of this amendment.

●	Related Party Loan – Professor Paul Morrissey, Director.

On September 8, 2023, the Company entered into a new loan agreement with Professor Paul Morrissey for $28,899 (£22,700). The Loan had an original issue discount of $7,257 (£5,700). The Loan Agreement is unsecured, non-convertible, and carries a fixed interest rate of 2.85% every four weeks on the original principal. It is non-convertible and was payable four weeks after the date of the agreement. The loan outstanding on September 30, 2024, and December 31, 2023, is $0 (£0) and $32,337 (£25,401) respectively. Total interest expense was $4,847 (£3,832) and $3,438 (£2,701) for the nine months ended September 30, 2024, and the year ended December 31, 2023, respectively. The loan was fully paid in May 2024.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Loans payable to Stephen Morris
●	Loan payable to Director of the Company.

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

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of September 30, 2024. The Black Scholes model requires three basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the period ended September 30, 2024, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Nine Months Ended
September 30, 2024
Expected term (years)	1.21 – 2.50
Expected average volatility	177% - 252%
Expected dividend yield	8.33%
Risk-free interest rate	1.50% - 5.19%

The following table summarizes the changes in the warrant liabilities during the nine months ended September 30, 2024, and the year ended December 31, 2023:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant liability December 31, 2023	$39,116
Addition of new warrants	$-
Change in fair value of warrant liability	6,425
Warrant liability as of September 30, 2024	$45,541

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

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,089 (US$549,079 on September 30, 2024). In order to enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock, in exchange for our company issuing 345,220 shares of common stock: 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive. The resulting common shares were valued at $71,703, recorded as interest expense.

As a result of the above transactions, the Company received total net proceeds of $789,000, of which $721,275 has been allocated to the warrants and Series C Preferred Stock based on the warrants’ fair market values on each contract date, with the residual loss of $28,043 allocated to day-one loss on warrant liability associated with the March 2022 issuances, and excess proceeds of $95,768 allocated to the Series C Preferred Stock related to the April, May, and September 2022 issuances.

As of September 30, 2024, and December 31, 2023, the Company had 903 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or by proxy, on any matter on which action of the corporation’s stockholders is sought.

During the year ended December 31, 2023, the Company issued the following unregistered securities:

●	1,455,784 shares for Investor Relations services valued at $285,338.
●	625,000 shares for Consultancy services valued at $100,000.
●	500,000 shares for Professional services valued at $65,000.
●	311,159 shares for Series C Preference Shares Dividend valued at $43,805.
●	2,489,186 shares for Loan Resolution valued at $821,431.

During the nine months ended September 30, 2024, the Company did not issue unregistered securities.

On September 30, 2024, and December 31, 2023, the Company had 159,690,447 shares of common stock issued and outstanding.

The above securities were issued in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended, and in reliance on the exception from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Warrants

The Company identified conversion features embedded within warrants issued during the nine months ended September 30, 2023. The Company has determined that the conversion feature of the Warrants represents an embedded derivative since the conversion price includes a reset provision that could cause adjustments in redemption value and the number of shares issued upon exercise (see Note 9—Warrant Liability).

A summary of activity during the nine months ended September 30, 2024, follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2023	2,538,101	$0.32	3.23
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2024	2,538,101	$0.32	2.48

Exercisable Warrants, September 30, 2024	2,538,101	$0.32	2.48

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2024:

Warrants Outstanding			Warrants Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	0.90	$0.34	941,599	$0.34
472,205	0.45	0.34	472,205	0.34
562,149	0.55	0.35	562,149	0.35
281,074	0.29	0.22	281,074	0.22
281,074	0.30	0.22	281,074	0.22
2,538,101	2.48	$0.32	2,538,101	$0.32

As of September 30, 2024, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

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

The following table summarizes the stock options activity:

	Number of Shares	Weighted-Average Exercise Price (per share)

Outstanding as of December 31, 2023	14,400,000	$0.1560
Granted	500,000	0.0239
Exercised	-	-
Forfeited or expired	(1,848,000)	(0.0030)
Outstanding on September 30, 2023	13,052,000	$0.1769

Exercisable at September 30, 2024	12,464,000

Weighted-average fair value of options granted in the period	$0.210

The weighted average fair value of stock options granted is based on the Black-Scholes option pricing model, which uses the following weighted average assumptions.

Three Months Ended
September 30, 2024
Expected life (years)	0.63 – 2.33
Risk-free interest rate	4.35%
Expected forfeiture rate	13%
Volatility	1.90% - 2.43%
Expected dividend yield	0%

The following table summarizes certain information regarding the Company’s non-vested shares:

Number of Shares

Non-vested as of December 31, 2023	4,368,000
Granted	500,000
Forfeited or expired	(1,848,000)
Vested	(2,432,000)

Non-vested as of September 30, 2024	588,000

The following table summarizes the stock options exercisable:

	Options	Options
	Outstanding	Exercisable

Number of shares	13,052,000	12,464,000
Weighted-average contractual life in years	8.61	8.61
Weighted-average exercise price		$0.1776
Intrinsic value		$-

The total intrinsic value of options on September 30, 2023, is zero because the closing stock price was below the weighted average exercise value.

The Company recognized compensation costs of $292,044 and $1,450,608 for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized compensation costs of $74,074 and $472,198 for the three months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there were $95,403 of unrecognized compensation costs related to non-vested share options, which we will realize over the next seven months.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease

The Company rents virtual space month-to-month at 21 West 46th St, New York, NY 10036. The monthly rate is $200. Due to its short term, this lease is exempt from ASC 842 lease accounting. The Company terminated the lease on August 31, 2024.

Investor Relations

On February 14, 2023, the Company entered into a twelve-month Consulting Agreement with Beyond Media SEZC. Under the agreement, Beyond Media will receive $7,000 monthly in cash and 1,000,000 shares of common stock valued at $180,000. In February 2024, Beyond Media SEZC agreed to write off all outstanding invoices ($44,000) due by the Company.

On June 15, 2023, the Company entered into a six-month Consulting Agreement with Launchpad LLC. Under the agreement, Launchpad LLC will receive $3,000 in cash per month.

Employment and Separation Agreements

●	Steven Saunders, Former Chief Commercial Officer and Director

On January 31, 2023, the Company entered Separation Agreements with Steven Saunders. He is no longer an officer or director of our Company, and all prior agreements are terminated. Mr. Saunders and the Company agreed to a settlement totaling $116,000 to satisfy all amounts due. As of September 30, 2024, the amount due to Mr. Saunders is $79,250.

●	Rik Willard, Former Chief Executive Officer and Director

On January 31, 2023, the Company entered into Separation Agreements with Rik Willard, our then-chief Executive Officer. Mr. Willard is no longer an officer or director of our Company, and all prior agreements are terminated in their entirety. Mr. Willard and the Company agreed to a settlement totaling $112,418 to satisfy all amounts due. As of September 30, 2024, the amount due to Mr. Willard is $86,811.

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

On May 12, 2023, the Company agreed to grant Mr. Chetwood an option to purchase 3,360,000 shares of common stock at $0.1625 per share ($546,000), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of September 30, 2024, there were 588,000 non-vested share options, which we will recognize over the next seven months.

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with David Chetwood to reduce his base pay from $450,000 to $180,000 per annum and forfeit $236,200 of deferred compensation.

●	Timothy Burks, Chief Executive Officer and Director

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

Effective July 8, 2024, the Corporation’s shareholders, acting by written consent and representing at least a simple majority (55.9%) of the Corporation’s issued and outstanding shares of Common Stock, voted to remove Timothy Burks from the Corporation’s Board of Directors.

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

Effective July 8, 2024, the Corporation’s shareholders, acting by written consent and representing at least a simple majority (55.9%) of the Corporation’s issued and outstanding shares of Common Stock, voted to remove Paul Morrissey from the Corporation’s Board of Directors.

NOTE 12 - SUBSEQUENT EVENTS

Effective October 17, 2024, Stephen Morris resigned as our Chief Executive Officer.

On October 17, 2024, we appointed Stephen Morris as Chief Technical Officer and Manfred Ebensberger as Chief Executive Officer. Mr. Ebensberger has also been appointed to our Board of Directors.

Our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2023, which is incorporated herein by reference, provides Mr. Morris’s employment history.

Mr. Morris has material direct or indirect interests in transactions with us over the last two years, as provided for in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2023, Annual Report on Form 10-K filed with the Securities Exchange Commission on March 29, 2023, and Quarterly Report Form 10-Q filed with the Securities and Exchange Commission on August 14, 2024, which are incorporated herein by reference.

On October 17, 2024, our Board of Directors approved an Executive Consulting Agreement in favor of Mr. Ebensberger. The Executive Consulting Agreement with Mr. Ebensberger provides that we will compensate him with an annual salary of $90,000, payable in monthly installments, and grant him 6,200,000 Stock Options with 70% vesting immediately and 30% vesting monthly over the following year of service. Mr. Ebensberger also agreed to a three-year non-solicit restrictive covenant.

Effective October 17, 2024, the Company and David Chetwood, CFO, amended Mr. Chetwood’s Employment Agreement to reduce his base annual salary from $180,000 to $90,000 and grant him 3,000,000 Stock Options.

The Company evaluated subsequent events through November 14, 2024, when the financial statements were available to be issued. The Company has concluded that no further subsequent events require disclosure.

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

Business Overview

Bubblr, Inc., d/b/a Ethical Web AI is an artificial intelligence (“AI”) company that has patent-protected (granted and pending) intellectual properties.

The Company stands at the forefront of a technological revolution committed to remedying the fragmented landscape of the current Internet through its advanced, ethically focused artificial intelligence software platforms.

Our Company embodies integrity and innovation in technology. We aspire to mend the dysfunctional aspects of online experiences while promoting digital wellness and ethical engagement.

Mission

At Ethical Web AI we are dedicated to fostering a new era of the internet rooted in the principles of ethical engagement, consumer privacy, and communal prosperity.

We endeavor to decentralize profits and authority, channeling control back into the hands of consumers who engage with our technology. This approach will disrupt traditional power structures in the digital economy, dismantling monopolistic barriers and facilitating an environment where businesses, irrespective of scale, can compete fairly and collectively thrive.

Products

Our product ecosystem, at the heart of our value proposition, features two trailblazing solutions poised to redefine user interaction within the digital realm:

Ethical Web

Ethical Web is our main product. It is the technical manifestation of our first granted patent, US Patent No. 10977387, entitled “Internet Search Mechanism.” It is a transformative technology that will profoundly change the internet.

Very high-precision searches are executed through anonymous super apps. These high-precision queries include every attribute of the product or service being searched for, as well as geographical data and availability information.

A profoundly different aspect of this new search method is that searches can persist and that search results can be delivered sometime in the future as they become available. This ability to persist in a search provides a new concierge search capability.

Consumers can build and use their super apps as follows:

●	Consumers retain complete control of their anonymity. They can chat with a potential supplier without giving up any personal information. This aspect alone profoundly changes the way suppliers must treat potential customers.
●	There is no registration process, no identity (email or mobile number) to give up, and no behavioral tracking data recorded. It is an entirely safe and secure environment.
●	There are no advertisements.
●	Consumers pay a monthly subscription fee rather than a 30% charge on every item they sell.
●	Owners decide what the apps look like, what prices to charge, and collect the revenue. It is a uniquely decentralized offer.

The AI Seek App

AI models have shown certain limitations in adaptability, cost-effectiveness, and data contemporaneity. AI Seek, leveraging its strategic intellectual property assets, is a state-of-the-art generative AI app crafted to transcend these limitations and offer a superior, consumer-friendly alternative.

AI Seek, built on the foundations of our proprietary patents, presents a significant upgrade over existing technologies. Our version stands out not only in terms of enhanced performance but also in its cost structure, making it more affordable.

Upholding our commitment to user privacy, AI Seek operates with complete consumer anonymity. This commitment is reflected in its no-registration process, absence of cookies, and a staunch policy against behavioral data tracking, setting a new standard for user privacy in the AI space.

Another groundbreaking feature of AI Seek is that each prompt query result is delivered on a unique web page that includes dynamically generated hypertext links. These hypertext links may include multimedia such as videos and images and text links to other salient web pages, making it a far superior research tool.

Though in its infancy, AI Seek has already begun to generate revenue with a small, dedicated user base of individuals. These early adopters’ continuous engagement and constructive feedback have been instrumental in refining the app’s functionalities.

Conclusion

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

Competition

We compete with several large companies that include AI in their suite of product offerings. The AI industry also has numerous smaller companies that compete in the AI space without owning any protected intellectual property and that rely heavily, if not totally, on access to or linkage to third-party search engines and AI.

We face competition from companies with much more significant capital resources than us, and as a result, we could struggle to attract users and gain market share. Many of our competitors have greater brand name recognition and may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our technology in each of these sectors ahead of our competitors to gain market share.

We also face intense competition in employing qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract, retain, motivate, and compensate new employees. W

Our competitors may announce new products, services, or enhancements that better address changing industry standards or users’ needs, such as mobile access or a different market focus. Any such increased competition could cause pricing pressure, loss of business, or decreased user activity, any of which could adversely affect our business and operating results.

We believe that our competitive strengths and protection via our IP are defensible under the umbrella protection of our patents.

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

We have also recently filed another patent with the U.S. Patent Office (application number 18/376,101), which currently has a generic title of “computer-implemented method and system.” Again, this utility patent resolves a significant issue with existing foundation AI LLM, such as Chat GPT and Claude 2, whereby they cannot provide information that needs contemporaneous data. This is because the established AI LLMs have a training data database that was limited to some point in the past. For example, Chat GPT’s training data only goes up to September 2021. Claude 2 will be updating their training data to January 2023. This utility patent uses an internally trained AI LLM that identifies those search prompts that require contemporaneous data (for example, stock prices and sports data) and augments the prompt with the necessary contemporaneous data to radically improve AI LLM’s output to include references to the required contemporaneous data. The technical manifestation of this patent is delivered in version 4 and beyond of our AI Seek consumer app.

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

Employees

As of November 14, 2024, we have four full-time employees, not represented by any labor union.

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

Results of Operation

	Three Months Ended September 30,		Changes
	2024	2023	Amount	%

Revenue
Net sales	$1,415	$1,151	$1,168	22.9%
Cost of sales	140	-	140	n/a
Gross profit	1,275	1,151	124	10.8%

Operating Expenses
General and administrative	313,869	1,016,034	(702,165)	-69.1%
Professional fees	18,228	13,878	4,350	31.3%
Sales and marketing	26,721	93,125	(66,404)	3%
Amortization and depreciation	59,238	54,331	4,907	9.0%
Research and development	53,886	59,889	(6,003)	-10.0%
Total operating expense	471,942	1,237,257	(765,315)	-61.9%

Operating loss	(470,667)	(1,236,106)	765,439	-61.9%

Other income (expense)
Other income	135	29	106	365.5%
Interest expense	(77)	(7,704)	7,627	-99.0%
Disposal of fixed assets	(89)	-	(89)	n/a
Gain (loss) on change in fair value of warrant derivative liability	(26,226)	117,515	(143,741)	-122.3%
Foreign currency transaction (loss) gain	86	(44,667)	44,753	-100.2%
Total other income (expense)	(26,171)	65,173	(91,344)	-140.2%

Net loss before income tax	(496,838)	(1,170,933)	674,095	-57.6%

Provision for income tax	-	-	-	0.0%

Net loss after income tax	$(496,838)	$(1,170,933)	$674,095	-57.6%

Three months ended September 30, 2024, compared to three months ended September 30, 2023

Revenues: We received our first revenues from operations in July 2023. We will not achieve higher revenues unless we further develop, market, support, and deliver our products and service offerings. Despite our efforts, we cannot guarantee that we will achieve significant revenues.

General and Administrative—General and administrative expenses consist mainly of compensation and costs associated with non-specific business costs. These include office costs, computer software, and telecoms. The decrease is primarily due to granting stock options to long-serving executives and new executives in 2023.

Professional Fees – Professional fees consist of costs related to legal, accounting, and consulting services. The increase in professional fees was primarily due to expenses to re-audit 2023.

Sales and Marketing – Sales and marketing costs are explicitly incurred in relation to fees and expenses for investor relations, advertising, marketing, press releases, and public relations. The decrease in activity in 2004 was due the lack of revenue and funding in 2024.

Amortization and depreciation – A sizable portion of the amortization and depreciation costs are related to the amortization of patents and intellectual property held in the UK subsidiary Bubblr Ltd.

Research and Development – Costs incurred in developing the Company’s platform include those associated with salaries and benefits for development staff, external contractors, and specialist software for product development.

Other Income (expense) – The majority of other income and expense is the gain (loss) on the change in fair value of warrant derivative liability and foreign currency translation gains (loss).

Gain (loss) on change in fair value of warrant derivative liability – The Company analyzed the warrants issued concerning the Series C Convertible Preferred Stock (see Note 10) for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires us to assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense items.

The average exercise price for warrants determined at issue is $0.32 per share. If the warrants were exercised on September 30, 2024, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.035 per share, the fair value market price of the common stock on September 30, 2024.

Foreign currency translation gain (loss): Gains and losses in foreign currency translation are due to fluctuations in the U.S. dollar and British pound sterling exchange rates.

Net Loss after income tax – The net loss after income tax was $533,475 and $1,170,933 for the three months ended September 30, 2024, and 2023, respectively.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	Nine Months Ended September 30,		Changes
	2024	2023	Amount	%

Revenue
Net sales	$4,087	$1,151	$2,672
Cost of sales	1,151	-	1,011	n/a
Gross profit	2,936	1,151	1,661	n/a

Operating Expenses
General and administrative	945,538	2,211,310	(1,265,772)	-57.2%
Professional fees	71,281	178,612	(107,331)	-60.1%
Sales and marketing	38,666	511,141	(472,475)	-92.4%
Amortization and depreciation	420,372	176,840	243,532	137.7%
Research and development	151,524	151,160	364	0.2%
Total operating expense	1,664,018	3,229,063	(1,603,682)	-42.0%

Operating loss	(1,661,082)	(1,991,806)	1,603,467	-49.7%

Other income (expense)
Other income	14,182	142	14,040	9887.3%
Interest expense	(6,196)	(9,450)	3,254	-34.4%
Disposal of fixed assets	(9,420)	-	(9,420)	n/a
Gain (loss) on change in fair value of warrant derivative liability	(6,425)	114,984)	(121,409)	-105.6%
Foreign currency transaction (loss) gain	98	(6,250)	6,348	-101.6%
Total other income (expense)	(7,761)	99,426	(107,187)	-107.8%

Net loss before income tax	(1,668,843)	(3,128,486)	1,496,280	-47.8%

Provision for income tax	-	-	-	0.0%

Net loss after income tax	$(1,668,843)	$(3,128,486)	$1,496,280	-47.8%

Revenues – We started to achieve revenue from operations in July 2023. We will not achieve higher revenues unless we develop, market, support, and deliver our products and service offerings. Despite our efforts, we cannot guarantee that we will achieve significant revenues.

General and Administrative – General and administrative expenses consist mainly of compensation and costs associated with non-specific business costs. These include, but are not limited to, office costs, computer software, and telecoms. The decrease is primarily due to granting stock options to long-serving executives and new executives in 2023, offset by accrued compensation and director fees for new executives hired in the second quarter of 2023.

Professional Fees – Professional fees consist of costs related to legal, accounting, and consulting. The decrease in professional fees was primarily due to lower legal fees in 2024, offset by expenses to reaudit the 2023 financial statements.

Sales and Marketing – Sales and marketing costs are explicitly incurred in relation to fees and expenses for investor relations, advertising, marketing, press releases, and public relations. The significant decrease in activity was due to a reduction in funding in 2024.

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

Other Income (expense) – The majority of other income and expense is the gain (loss) on the change in fair value of warrant derivative liability and foreign currency translation gains (loss).

Gain (loss) on change in fair value of warrant derivative liability – The Company analyzed the warrants issued concerning the Series C Convertible Preferred Stock (see Note 10) for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires us to assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense items.

The average exercise price for warrants determined at issue is $0.32 per share. If the warrants were exercised on September 30, 2024, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.035 per share, the fair value market price of the common stock on September 30, 2024.

Foreign currency translation gain (loss) – The gains and losses in foreign currency translation are due to fluctuations in the U.S. dollar and British pound sterling exchange rates.

Net Loss after income tax – The net loss after income tax was $1,632,206 and $3,128,486 for the nine months ended September 30, 2024, and 2023, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our Company:

	September 30, 2024	December 31, 2023	Change	%

Current Assets	$5,843	$95,171	$(89,328)	94%
Current Liabilities	2,015,122	1,487,471	527,651	35%

Working Capital Deficit	$(2,009,279)	(1,392,300)	$(616,979)	44%

Current Assets

Current assets consist of cash and other receivables. The decrease in current assets in 2024 was primarily due to the cash receipt of an R&D Credit in 2024.

Current Liabilities

Current Liabilities consist of accounts payable, accrued liabilities, and loans.

The $527,651 increase in current liabilities was primarily due to increases in accrued director fees, dividends payable, and salaries, offset by a decrease in the current portion of related party loans.

Working Capital Deficit

The working capital deficit increased by $616,979 in the nine months ending on September 30, 2024.

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

Cash Flow

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Cash used in Operating activities	$(214,009)	$(412,603)	$(82,997)	(129,016)
Cash used in Investing Activities	(13,972)	(21,935)	(2,065)	(9,096)
Cash provided by Financing Activities	221,410	382,970	85,088	81,159

Cash on Hand	$717	$1,660	$717	$1,660

Operating Activities

The decrease in net cash used in operating activities was primarily due to increased accrued liabilities.

Investing Activities

Net cash used in investing activities was on Patents and Trademarks.

Financing Activities

The increase in net cash provided by financing activities was due to an increase in related party loans.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the nine-months ended September 30, 2024, and 2023, included herein.

Off-Balance Sheet Arrangements

As of September 30, 2024, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. However, our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period being reported by this Form 10-Q and have concluded that we have material weaknesses and significant deficiencies in our internal control over financial reporting as described below. Accordingly, our disclosure controls and procedures were not effective or sufficient to accomplish their objectives at the reasonable assurance level as of September 30, 2024.

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

Based on our evaluation under the criteria outlined in the 2013 Internal Control-Integrated Framework, our management concluded that as of September 30, 2024, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls to validate the completeness and accuracy of underlying data used to determine accounting transactions. Accordingly, we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual consolidated financial statements would not be prevented or detected on a timely basis.

●	We have limited written documentation of our internal control policies and procedures. Section 404 of the Sarbanes-Oxley Act, which applies to us, requires written documentation of key internal controls over financial reporting. Management evaluated the impact of our failure to have written documentation on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the greatest extent possible, separate individuals should initiate transactions and record transactions. Management evaluated the impact of our failure to segregate duties on our disclosure controls and procedures assessment and concluded that the control deficiency that resulted represented a material weakness.

●	We have insufficient personnel with the requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee, compensation committee, or an outside independent director on our board of directors. This results in ineffective oversight in establishing and monitoring required internal controls and procedures.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Management is committed to improving its internal controls when we have adequate resources. We will appoint independent directors and establish an audit committee and compensation committee. Due to these material weaknesses, misstatements that could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

Our Company plans to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have been unable to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes: (1) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and (2) adopt sufficient written policies and procedures for accounting and financial reporting, and (#) appoint an audit committee. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. Remediation efforts may be materially affected if we do not secure such funds.

Changes in Internal Control over Financial Reporting

In the nine months ended September 30, 2024, there were no material changes in our internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

In the nine months ended September 30, 2024, the Company did not issue unregistered securities:

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials are from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUBBLR, INC.

Date: November 14, 2024	/s/ Manfred Ebensberger
Manfred Ebensberger
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	/s/ David Chetwood
David Chetwood
Chief Financial Officer (Principal Accounting and Financial Officer)

