Form 10-K
period 2024-12-31
Bubblr Inc.
filed 2025-03-31
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number: 333-260902

Bubblr, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	86-2355916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 N Gould St. Ste R
Sheridan, Wyoming	82801
(Address of Principal Executive Offices)	(Zip Code)

(646) 814-7184
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.021 on such date is $3,483,073.

As of March 31, 2025, there were 165,860,597 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q of Bubblr, Inc. (hereinafter the “Company,” “Bubblr,” “BBLR,” “Ethical Web.AI,” “we,” “us,” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Forward-looking statements involve future risks and uncertainties, and some factors could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on numerous factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Key factors that may cause actual results to differ from projections include, for example:

●	our strategies, prospects, plans, expectations, forecasts, or objectives;
●	our ability to achieve marketable products and the costs and timing thereof;
●	acceptance of our products by our target market and our ability to compete in such a market;
●	our ability to raise additional financing when needed and the terms and timing thereof;
●	our ability to expand, protect, and maintain our intellectual property rights;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing, or the period for which our existing cash resources will be sufficient to meet our operating requirements;
●	our analysis of the target market for our platform;
●	the impact of COVID-19, Norovirus, and other future pandemics and other adverse public health developments on our operations and our industry;
●	regulatory developments in the United States and other countries;
●	our compliance with all applicable laws, rules, and regulations, including those of the Securities and Exchange Commission, or SEC;
●	our ability to compete in the United States and internationally with more substantial companies;
●	general economic, business, political, and social conditions;
●	our reliance on and our ability to retain (and, if necessary, timely recruit and replace) our officers, directors, and key employees and their ability to timely and competently perform;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to manage the growth of our business;
●	our commercialization of our platform and marketing capabilities and strategies;
●	our ability to expand, protect, and maintain our intellectual property position;
●	the success of competing third-party platforms;
●	our ability to fully remediate our identified internal control material weaknesses;
●	our ability to comply with regulatory requirements relating to our business and the costs of compliance with those requirements;
●	the specific risk factors discussed under the heading “Risk Factors” set forth in this Annual Report; and
●	various other matters, many of which are beyond our control.

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

PART I

ITEM 1. BUSINESS.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to “Bubblr,” the “Company,” “Ethical Web.AI,” “we,” “us,” and “our” refer to Bubblr, Inc. and fully-owned subsidiaries, including Bubblr Limited and Bubblr Holdings Limited, which are a non-trading company and IP holding company, respectively, both formed and existing under the laws of the United Kingdom.

Business Overview

Bubblr, Inc., d/b/a Ethical Web AI (“EW”) is an artificial intelligence (“AI”) company that has patent-protected (granted and pending) intellectual properties. Following a sustained period of technical development led by its renowned founder, Steve Morris, the Company is now entering a phase of revenue growth driven by the launch of a suite of highly innovative new products and establishing of a new executive team. The latest products will offer genuinely value-adding search experiences for consumers and enterprises alike and ultimately facilitate a more ethical and equitable digital engagement model.

EW is pivoting towards a clear, revenue-focused, go-to-market strategy around its new core product offerings. There are two core components - AI Seek and EW Platform. In Q1, the emphasis will be on AI Seek and, specifically, the launch of an enterprise-grade version that addresses a significant new market opportunity. Currently, there is a key restriction on the deployment of generative AI in many corporate entities. Primarily, these are entities where sensitive data control is essential for doing business, such as finance, healthcare, and government applications.

AI Seek Enterprise

Although the enterprise version is a new product, it is derived from an existing and proven generative AI product called AI Seek, which is a consumer generative AI proposition that enhances existing generative AI applications such as Chat GPT 4.0. The consumer version of this product was launched in 2023 and has been continually improved. A minimum viable product version of AI Seek Enterprise will be available in February 2025.

This is a generative AI product for those companies that do not allow their staff to use generative AI products for fear of sensitive data leaving the building. Mainly due to data privacy and security concerns, many corporations have implemented bans on using Gen AI tools like ChatGPT. Despite these prohibitions, reports indicate that employees continue to use such tools clandestinely. A survey by Cisco revealed that 27% of organizations had banned generative AI applications. However, many employees admitted to inputting sensitive data into these tools, including non-public company information (48%) and employee information (45%).

We believe this market opportunity to be significant and are already well advanced in discussions with a global service provider to bundle our proposition within a broader services proposition. This will ensure an extremely low customer acquisition cost and the opportunity to scale at an accelerated rate. Based on current pricing, we believe we can deliver a gross margin that will help drive the company towards being cash-flow positive before the end of 2025.

In Q2, we will then target our first direct enterprise clients, specifically the financial services sector, where the data privacy concerns are most pronounced. We aim to secure our first direct enterprise client by the end of Q2.

AI Seek Consumer

Following the successful launch of this product in 2023, we will be driving a licensing model that drives towards new strategic partners who have a strong presence in Education and/or the K12 market. The ability to completely customize the search parameters to ensure a “safe” and trackable experience is a key differentiator. We aim to have agreed on a rollout plan with a credible partner shortly.

Ethical Web Platform

The Ethical Web Search platform is the technical manifestation of patent No. 10977387. Over time, the platform will radically change the internet for the better and will provide a credible alternative to the key incumbent players. The field of search is evolving with the emergence of vertical-specific apps, e.g., Just Eat for Takeaway. These apps search based on inventory, giving the user a current view and improved user experience.

EW’s platform will allow local communities (mainly local news media companies) to build their own engagement model for their existing merchants using an app. The objective is to offer the media company/community a clear path to accelerated revenue. There are several other key benefits for both media companies and merchants:

●	Decentralisation of control, revenue collection, and delivery allows us to build a global network of locally managed super apps that all use the same database.
●	Completely anonymous for consumers to use. No registration, no behavioral data tracking
●	It is advertisement-free. Suppliers are listed on the global network by paying a simple monthly subscription.
●	A new, low-cost marketplace that allows small businesses to compete on a level playing field with global corporations

In 2025, we expect to sign up our first test media company to trial this offering and co-develop a coherent go-to-market strategy.

The launch of these community-focused apps is set to redefine internet search and e-commerce, areas that have seen little fundamental change in the past quarter-century. One of the platform’s innovative features is the “concierge search,” where users can anonymously leave requests for goods or services that are not immediately available, enabling future transaction fulfillment. The platform ensures user anonymity and places consumers in complete control of communication channels, transforming the way they interact with online marketplaces.

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

We have also filed another patent with the U.S. Patent Office (application number 18/376,101), which currently has a generic title of “computer-implemented method and system.” Again, this utility patent resolves a significant issue with existing foundation AI LLM, such as Chat GPT and Claude 2, whereby they cannot provide information that needs contemporaneous data. This is because the established AI LLMs have a training data database that was limited to some point in the past. For example, Chat GPT’s training data only goes up to September 2021. Claude 2 will be updating their training data to January 2023. This utility patent uses an internally trained AI LLM that identifies those search prompts that require contemporaneous data (for example, stock prices and sports data) and augments the prompt with the necessary contemporaneous data to radically improve AI LLM’s output to include references to the required contemporaneous data. The technical manifestation of this patent is delivered in version 4 and beyond of our AI Seek consumer app.

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

In the area of information security and data protection, we are committed to upholding the highest standards. Most states and countries have enacted laws and regulations requiring notification to users when there is a security breach of personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws and regulations may increase in the future due to amendments or changes in interpretation. However, our commitment to data protection remains unwavering. Furthermore, any failure on our part to comply with these laws and regulations may subject us to significant liabilities, which we are actively working to avoid.

We are also subject to federal, state, and foreign laws and regulations regarding data privacy and protection. Our privacy policies describe our practices concerning using, storing, transmitting, and disclosing personal information, including visitor and user data. Any failure by us to comply with these terms or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are unclear, evolving, and in a state of flux. For example, in October 2015, the highest court in the European Union invalidated reliance on the US-EU Safe Harbor regime as one of the legally recognized mechanisms under which the personal data of European citizens could be transferred to the United States. There is a risk that these laws and regulations may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner inconsistent with our current data protection practices or that new laws or regulations will be enacted. In addition, because our platform will be accessible worldwide, certain foreign governments may claim that we are required to comply with their laws and regulations, including with respect to the storage, use, and disclosure of user information, even in jurisdictions where we have no local entity, employees, or infrastructure. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and in a loss of users, which could adversely affect our business.

Employees

As of December 31, 2024, we have four full-time employees, not represented by any labor union.

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

We elected to take advantage of certain of the reduced disclosure obligations in this Annual Report. We may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information we provide to our stockholders may be different from what you might receive from other public reporting companies that are not emerging growth companies.

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

ITEM 1A – RISK FACTORS.

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results, and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ from those discussed in these forward-looking statements. See “Cautionary Note on Forward-Looking Statements” in this Annual Report on Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to purchase or hold any of our securities.

Risk Factors Related to the Financial Condition of the Company

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have continually operated at a loss, with an accumulated deficit of $1,947,851 as of December 31, 2024. We have not generated significant revenues and are dependent upon obtaining financing to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock, public offerings of our common stock and/or through debt financing.

Because we have a limited operating history, you may not be able to evaluate our operations accurately.

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties usually encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be evaluated considering the problems, expenses, difficulties, complications, and delays encountered in connection with the operations that we plan to undertake. These potential problems include but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses soon. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Risk Factors Related to the Business of the Company

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues, and succeed overall.

Our results of operations may fluctuate because of a number of factors, some of which are beyond our control, including but not limited to:

●	General economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;
●	The budgetary constraints of our customers;
●	The success of our strategic growth initiatives;
●	Costs associated with the launching or integration of new or acquired businesses;
●	Timing of new product introductions by us, our partners, and our competitors; product and service mix, availability, utilization, and pricing;
●	The mix, by state and country, of our revenues, personnel, and assets;
●	Movements in interest rates or tax rates;
●	Protection of intellectual property assets;
●	Changes in the regulations applicable to us; and
●	Litigation matters.

As a result of these factors, we may not succeed in our business, and we could go out of business.

If the market for our open-source platform and AI products do not experience significant growth or if our projects do not achieve broad acceptance, we will not be able to sustain or grow our revenues.

We hope to achieve revenues from our open-source platform We cannot accurately predict, however, future growth rates or the size of the market for application in the United States, United Kingdom, and other markets we engage in. Demand for our platform, AI products, and IP may not occur as anticipated or may decrease, either generally or in specific geographic markets. The expansion of our mobile application in the market depends on a number of factors, such as:

●	The cost, performance, and appearance of our mobile application offered by our competitors;
●	Public perceptions regarding our mobile application and the effectiveness and value of it;
●	Customer satisfaction with our mobile application and
●	Marketing efforts and publicity regarding the needs for application and the public demand for it.

Even if our platform gains wide market acceptance, we may not adequately address market requirements and may not be able to expand market acceptance. In the event our products do not achieve broad market acceptance, we may not be able to reach our anticipated level of growth, or revenues and results of operations would suffer.

If we are unable to gauge trends and react to changing partner’s preferences in a timely manner, our sales will not increase, and our business may fail.

We believe our success depends in substantial part on our ability to offer our intellectual property and our supporting platform, and products that reflect current needs and anticipate, gauge, and react to changing partner and consumer demands in a timely manner. Our business is vulnerable to changes in partner and consumer preferences. If we misjudge their needs for our platform, our ability to generate sales could be impaired, failing in our business. There are no assurances that our mobile application will be successful, and in that regard, any unsuccessful consumer reaction could also adversely affect our business.

If we are unable to manage growth successfully, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial, and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train, and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not effectively manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Our commercial success depends significantly on our ability to develop and commercialize our open-source platform without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the contractual, trademarks, or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us, claiming damages and seeking to enjoin the development, marketing, and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. We could be prevented from commercializing a product or forced to cease some aspect of our business operations because of patent infringement claims, which would harm our business.

A decline in general economic conditions could lead to reduced consumer/business adoption. It could negatively impact our business operation and financial condition, which could have a material adverse effect on our business, financial condition, and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer search habits are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence, and consumer perception of financial conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer search habits could be adversely affected, and we could experience lower net sales than expected on a quarterly or annual basis, which could have a material adverse effect on our business, financial condition, and results of operations.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in the online marketplace is significant to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends primarily on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and improve our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We will conduct various marketing and brand promotion activities. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions, and results of operations could be adversely affected.

We use artificial intelligence in our business, and challenges with effectively managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We will incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and these applications may become increasingly important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that our AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically to minimize unintended, harmful impacts.

One of the significant risks associated with AI is the potential for bias in the data used to train AI systems. If the algorithm data sets we use to train our AI system are biased, the resulting model may make inaccurate or unfair decisions, leading to negative consequences for customers, employees, and other stakeholders. If we fail to protect the data we use to train our AI against bias, then our business, brand, reputation, financial condition, and results of operations may be adversely affected.

Reliance on information technology means a significant disruption could affect our communications and operations.

We increasingly rely on information technology systems for our internal communications, controls, reporting, and relations with customers and suppliers, and information technology is becoming a significantly valuable tool for our sales staff. Our marketing and distribution strategy is dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties’ intent on disrupting business processes, could result in significant costs, loss of revenue, assets, personal or other sensitive data, and reputational harm.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state laws require us to safeguard our wholesalers’ and retailers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ and distributors’ financial information, our security and testing measures may not prevent security breaches, and breaches of privacy may occur and could harm our business. Typically, we rely on encryption and authentication technology licensed by third parties to enhance the transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who can circumvent our security measures or exploit inadequacies in our security measures could, among other effects, misappropriate proprietary information, cause interruptions in our operations, or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our reputation.

We may be unable to support our technology to scale our operations further successfully.

We plan to grow rapidly through further integration of our technology in partnerships with our open-source platform and other partnership electronic platforms. Our growth will place significant demands on our management and technology development, as well as our financial, administrative, and other resources. We cannot guarantee that any of the systems, procedures, and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative, and other resources. If we are unable to respond to and manage changing business conditions or the scale of our products, services, and operations, then the quality of our services, our ability to retain key personnel, and our business could be harmed.

Developing and implementing new and updated applications, features, and services for our portals may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.

Attracting and retaining partner developers and users of our open-source platform requires us to continue to improve the technology underlying those portals and to continue to develop new and updated applications, features, and services. If we are unable to do so on a timely basis or if we are unable to implement new applications, features, and services without disruption to our existing ones, we may lose potential users and clients. The costs of development of these enhancements may negatively impact our ability to achieve profitability.

We will rely on a combination of internal development, strategic relationships, licensing, and acquisitions to develop our open-source platform, portals, and related applications, features, and services. Our development and/or implementation of innovative technologies, applications, features, and services may cost more than expected, may take longer than initially expected, may require more testing than originally anticipated, and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features, or services will justify the amounts spent.

Our success is dependent in part on obtaining, maintaining, and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others.

We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. A Patent on our Internet-Search Mechanism (“IBSM”) has been granted in the United States, Canada, New Zealand, and South Africa. The patent is currently pending in Australia, the European Union, and the United Kingdom. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications, and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees, or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

We also rely on trade secrets, proprietary technology, nondisclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing knowledge. We work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

Our business will suffer if our network systems or open-source platform fails or becomes unavailable.

A reduction in the performance, reliability, and availability of our network infrastructure would harm our ability to distribute our products to our users, as well as our reputation and ability to attract and retain customers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake, and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism, and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes an interruption in the availability of our product or an increase in response time could result in a loss of potential customers, which could have a material adverse effect on our business, financial condition, and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users, and our business would be materially harmed.

We face significant competition for developers, users, advertisers, and distributors.

Our intellectual property can face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, e-commerce sites, companies providing analytics, monetization, and marketing tools for mobile and desktop developers, and digital, broadcast, and print media. A number of these competitors are significantly more significant than we are and have access to vastly greater financial resources. Additionally, in a number of international markets, we face substantial competition from local Internet service providers and other entities that offer search, communications, and other commercial services.

A number of our competitors offer products and services that directly compete with users of our platform offerings. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate or collaborate, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, have greater local brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

If our competitors are more successful than we are in developing and deploying compelling products or attracting and retaining users, developers, or distributors, our users and growth rates could decline.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our users. The use of consumer data by online service providers is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products and services are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies or to comply with any applicable federal, state, or international privacy, data-retention, or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to our business and brand, and a loss of users, which could potentially have an adverse effect on our business.

In addition, various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country. In addition, there currently is a data protection regulation applicable to member states of the European Union that includes operational and compliance requirements that are different than those currently in place and that also include significant penalties for non-compliance.

The interpretation and application of privacy, data protection, data transfer, and data retention laws and regulations are often uncertain and in flux in the United States and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection, data transfer, or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices, we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

We may be subject to legal liability associated with providing online services or content.

We host and will provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information; upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of online services and products for the activities of their users is currently unsettled both within the United States and internationally. We may be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions.

It is also possible that if any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. We may also face consumer class actions or state actions relating to our online services, including our fee-based services. In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications.

Investigating and defending these types of claims is expensive, even if the claims are without merit or do not result in liability and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have substantial market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers may take, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Such interference could result in a loss of existing users and the advertiser’s increased costs. It could impair our ability to attract new users and advertisers, thereby harming our revenues and growth. The adoption of any laws or regulations that limit access to the Internet by blocking, degrading, or charging access fees to our users or us for certain services could decrease the demand for, or the usage of, our products and services, increase our cost of doing business and adversely affect our operating results.

Risks Related with Management and Control Persons

We are dependent on the continued services of our Chief Executive Officer, Chief Financial Officer, and Chief Technical Officer. If we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Tom Symonds, our Chief Executive Officer, David Chetwood, our Chief Financial Officer, and Steve Morris, our Chief Technical Officer, and the availability of new skilled employees to implement our business plans. The market for qualified employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to keep the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly, and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. The loss of the services of any key personnel, marketing or other personnel, or our failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating and financial results, and stock price.

Risks Related to the Market for Our Stock

We will conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We will be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our shares of common stock to fund our business operations. If we issue additional shares of common stock or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

We have the right to issue additional common stock and preferred stock without the consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized but unissued shares of our common stock that we may issue for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock and/or the conversion of existing outstanding preferred stock into common stock, the rights, preferences, designations, and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized the issuance of up to 3,000,000,000 shares of common stock, par value $0.01 per share, and up to 25,000,000 shares of preferred stock, par value $0.001 per share, at the discretion of our Board.

The shares of authorized but unissued preferred stock may be issued upon Board of Directors approval; no further stockholder action is required. If issued, the rights, preferences, designations, and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to several factors, many of which are beyond our control.

Our stock price is subject to several factors, including:

●	Technological innovations or new products and services by us or our competitors;
●	Government regulation of our products and services;
●	The establishment of partnerships with other ethical web companies;
●	Intellectual property disputes;
●	Additions or departures of key personnel;
●	Sales of our common stock;
●	Most Favored Nation protection of one of our preferred equity investors, which could limit our ability to raise money at reasonable market prices;
●	Our ability to integrate operations, technology, products, and services;
●	Our ability to execute our business plan;
●	Operating results below or exceeding expectations
●	Whether we achieve profits or not,
●	Loss or addition of any strategic relationship;
●	Industry developments;
●	Economic and other external factors; and
●	Period-to-period fluctuations in our financial results.

Our stock price may fluctuate widely because of any of the above. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations that define “penny stock” to be any listed, trading equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock, the broker-dealer makes a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

We do not expect to pay dividends soon. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock soon. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

General Risks

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including, but not limited to, the absence of any meaningful operating history, lack of fully-developed or commercialized products, insufficient capital, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of manufacturing and marketing expertise, need to rely on third parties for the development and commercialization of our existing and proposed products, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

We may not be successful in carrying out our business objectives. The revenue and income potential of our proposed business and operations are unproven, as the lack of operating history makes it difficult to evaluate the prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no history of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in our business. There is a substantial risk that we will not be successful in fully implementing our business plan or, if initially successful, in thereafter generating material operating revenues or in achieving profitable operations.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make shares of our common stock less attractive to investors.

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

Investors could find our shares less attractive if we choose to rely on these exemptions. If some investors find our shares less appealing because of any choice to reduce future disclosure, there may be a less active trading market for our shares, and our share price may be more volatile.

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

If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when and if required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected. We could become subject to investigations by the stock exchange on which our securities are listed, if any, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the rules of the marketplace we are on, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, mainly after we are no longer a “smaller reporting company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Suppose our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice. In that case, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

As a smaller reporting company, we are exempt from specific disclosure requirements, which could make our Common Stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	Had a public float of less than $250 million as of the last business day of our most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of our voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	In the case of an initial registration statement under the Securities Act, or the Exchange Act, for shares of our common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	In the case of an issuer whose public float, as calculated under paragraph (1) or (2) of this definition, was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements, and we need not give the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

If securities or industry analysts do not publish research or reports about our business or publish adverse reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price will decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Foreign currency exchange rates may adversely affect our financial results.

Sales and purchases in currencies other than the United States dollar expose us to fluctuations in foreign currencies relative to the United States dollar and may adversely affect our financial results. Increased strength of the United States dollar rises the effective price of our products sold in United States dollars in other countries, which may require us to lower its prices or adversely affect sales to the extent we do not increase local currency prices. The decreased strength of the United States dollar could adversely affect the cost of products and services we purchase from non-United States-denominated locations. Sales and expenses of our non-United States businesses are also translated into United States dollars for SEC reporting purposes. The strengthening or weakening of the United States dollar could result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.

Current economic and political conditions make tax rules in any jurisdiction subject to significant change.

We are subject to income taxes as well as non-income-based taxes in both the U.S. and various jurisdictions outside the U.S. where we intend to operate. We cannot predict the overall impact that changes or revisions to any such tax laws and regulations, whether in the United States or jurisdictions outside the United States, may have on our business. We may be subject to ongoing tax audits in various jurisdictions, and the tax authorities conducting such audits may disagree with certain taxation positions we have taken and assess additional taxes. Although we intend to regularly assess the likely outcomes of these audits to determine the appropriateness of our tax obligations, there can be no assurance that we will accurately predict the consequences of these audits, and the actual outcomes of these audits could have a material adverse effect on our financial condition and business operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

In today’s digital landscape, cybersecurity is a critical component of our business operations. We are committed to safeguarding information systems, data, and technology infrastructure from potential cyber threats, unauthorized access, and data loss. We have implemented robust policies, procedures, and security measures to mitigate risks, ensure compliance with applicable laws and regulations, and maintain the trust of our stakeholders.

We actively monitor and adapt to the evolving cybersecurity landscape through continuous assessment. Despite these efforts, the potential for breaches, attacks, or system failures remains a risk, which could lead to service disruptions, financial losses, legal liabilities, or reputational harm. We will continue to prioritize investments in cybersecurity to enhance our defenses and resiliency against emerging threats.

In all known cases to date, the company’s systems and protocols have successfully detected and mitigated these attempts with no impact on operations or data integrity.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

We may, from time to time, be involved in various claims and legal proceedings of a nature we believe are usual and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is quoted on the OTCQB under the symbol “BBLR.” OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities, operates the OTCQB. The market for the Company’s Common Stock is limited, volatile, and sporadic. The price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors, and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not reflect actual transactions.

Fiscal 2024	High	Low
First Quarter (1)	$0.1000	$0.0251
Second Quarter (1)	$0.0395	$0.0170
Third Quarter (1)	$0.1000	$0.0173
Fourth Quarter (1)	$0.0600	$0.0220

Fiscal 2023	High	Low
First Quarter (1)	$0.4000	$0.1201
Second Quarter (1)	$0.1980	$0.0951
Third Quarter (1)	$0.1500	$0.0330
Fourth Quarter (1)	$0.1130	$0.0300

(1)	This represents the closing bid information for the stock on the OTCQB. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown, or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. The disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Holders

As of March 31, 2025, we had 165,860,597 shares of our common stock outstanding, and there were approximately 4,800 stockholders of record of our common stock. There were 823 shares of preferred stock outstanding as of the same date, and two shareholders held the shares.

Common Stock

Our authorized common stock consists of 3,000,000,000 shares of common stock with a par value of $0.01 per share. As of March 31, 2025, 165,860,597 shares of our common stock were issued and outstanding.

Preferred Stock

Our authorized preferred stock consists of 25,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2025, 823 shares of our Series C Convertible Preferred Stock were issued and outstanding.

Series C Convertible Preferred Stock

On March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, which established Two Thousand (2,000) shares of the Company’s Series C Convertible Preferred Stock, having such designations, rights, and preferences as set forth therein.

Below is a summary description of the material rights, designations, and preferences of the Series C Convertible Preferred Stock (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the Certificate of Designation).

The Company has the right to redeem the Series C Convertible Preferred Stock in accordance with the following schedule:

●	If all of the Series C Convertible Preferred Stocks are redeemed within ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and fifteen percent (115%) of the Stated Value together with any accrued but unpaid dividends.

●	If all of the Series C Convertible Preferred Stocks are redeemed after ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty percent (120%) of the Stated Value together with any accrued but unpaid dividends; and

The Stated Value of the Series C Convertible Preferred Stock is $1,200 per share.

When allowed by Wyoming law, the Company shall pay a dividend of eight percent (8%) per annum on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. The dividend shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock, whether earned or declared, and whether there are profits, surplus, or other funds of the Company legally available for the payment of dividends.

The Series C Convertible Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).

Each share of the Series C Convertible Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such shares by the Conversion Price (as set forth in the Certificate of Designation).

There are also Purchase Rights and Most Favored Nation Provisions in favor of the holders of our Series C Preferred Stock.

As of March 31, 2025, there were 823 outstanding shares of Series C Convertible Preferred Stock outstanding.

Warrants

On March 4, 2022, the Company issued warrants to purchase 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock. The Company has agreed to register shares of common stock pursuant to the conversion of the Series C Convertible Preferred Stock and the Warrant Shares. There was no warrant activity during the years 2024 and 2023.

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2024:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Warrants	(in years)	Exercise Price	Shares	Exercise Price
941,599	0.80	0.34	941,599	0.34
472,205	0.40	0.34	472,205	0.34
562,149	0.50	0.35	562,149	0.35
281,074	0.26	0.22	281,074	0.22
281,074	0.27	0.22	281,074	0.22
2,538,101	2.23	0.32	2,538,101	0.32

As of December 31, 2024, the remaining life of the outstanding and exercisable warrants is two and a half years.

As of December 31, 2024, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

Dividends

The Company has not declared any cash dividends on Common Stock since inception and does not anticipate paying any cash dividends soon. The payment of cash dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors.

Notwithstanding the foregoing, so long as any Series C Convertible Preferred Stock shall remain outstanding, the Company shall not pay or declare any dividend unless each holder of Series C Convertible Preferred Stock shall be entitled to receive dividends on shares of Preferred Stock equal to (on an as-if-converted-to- Common-Stock basis) and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

The Company is required to pay a dividend of eight percent (8%) per annum on the Series C Convertible Preferred Stock when such payments are allowed by Wyoming law. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. The dividend shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock, whether earned or declared, and whether there are profits, surplus, or other funds of the Company legally available for the payment of dividends.

Equity Compensation Plans

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) and, unless earlier terminated, will continue until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan.

The 2022 Equity Incentive Plan aims to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is dependent.

The Company may grant restricted stock units or stock options for purchasing our common stock. The terms of the stock option grants are determined by our Board of Directors and consistent with our 2022 Equity Incentive Plan. The terms for stock options are ten years.

If the participant is terminated, the participant will forfeit non-vested Stock Units awarded to date. After termination, the participant has ninety days to exercise stock options before they expire.

During the year ended December 31, 2023, the Company granted options for purchasing our Common stock to certain employees and non-employees as consideration for services rendered. Two participants with long-term service received stock options that vested 100% on the Grant Date. Three participants received stock options under our general policy, vesting 40% on the Grant Date, which is 90 days after commencement of service, and the remaining options vest monthly over two years.

During the year ended December 31, 2024, the Company granted options for purchasing our Common stock to certain employees and non-employees as consideration for services rendered. Two participants received stock options that vested 100% on the Grant Date. One participant received stock options under our general policy, vesting 40% on the Grant Date, and the remaining options vest monthly over two years.

The following table summarizes the stock options activity for the year ended December 31, 2024, and 2023:

	Number of Shares
	2024	2023
Outstanding at the beginning of the year
Granted	14,400,000	-
Exercised	10,200,000	14,400,000
Forfeited	(1,848,000)	-
Expired\Cancelled	(5,372,000)	-
Outstanding at the end of the year	17,380,000	14,400,000
Exercisable	15,649,000	10,032,000
Weighted-average Exercise Price	$0.0937	$0.0156

Recent Sales of Unregistered Securities

In the two years preceding the filing of this annual report, we have issued and sold the following securities that were not registered under the Securities Act of 1933, as amended:

Year ended December 31, 2023

●	1,455,784 shares for Investor Relations valued at $285,338
●	625,000 shares for Consulting Services valued at $100,000
●	500,000 shares for Professional Services valued at $65,000
●	311,159 shares for Series C Preference Share Dividends valued at $43,805.
●	2,489,186 shares for Loan Resolution Agreement valued at $821,431

Year ended December 31, 2024

●	200,000 shares for Advisory Board services valued at $10,000.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Regulation S, Section 4. (a) (2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each recipient of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Results of Operation for Years Ended December 31, 2024, and 2023

Revenues

	Year Ended December 31,
	2024	2023	Change
Sales	$5,349	$2,620	$2,729	104%
Total revenue	$5,349	$2,620	$2,729	104%

Revenues were $5,349 and $2,620 in 2024 and 2023, respectively. We will not achieve higher revenues unless we can develop, market, support, and deliver our products and service offerings. There can be no assurances that we can achieve significant revenues despite our efforts.

Operating Expenses

Our operations for the year ended December 31, 2024, and 2023 are outlined below:

	Year Ended December 31,
	2024	2023	Change	%
General and administrative	$613,930	$1,859,969	$(1,246,039)	(67%)
Professional Fees	116,959	288,106	(171,147)	(59%)
Sales and marketing	24,486	514,911	(490,425)	(95%)
Amortization and depreciation	472,764	197,322	275,442	140%
Research and development	55,273	61,106	(5,833)	(10%)
Total operating expense	$1,283,412	$2,921,414	$(1,638,002)	(56%)

General and administrative

General and administrative expenses consist primarily of compensation and costs associated with non-specific costs of running the business. These include, but are not limited to, salaries and wages, office costs, computer software, and telecoms. The decrease in general and administrative costs was primarily due to reduced compensation costs because of terminations in 2024 and fewer stock options issued in 2024.

Professional fees

Professional fees consist of costs concerning legal, accounting, and consulting services. The decrease in professional fees was primarily due to lower legal expenses in 2024.

Sales and marketing

Sales and marketing costs are costs incurred for investor relations, advertising, marketing, press releases, and public relations. The cost decrease is due to reducing investor relations services and marketing in 2024.

Amortization and depreciation

Amortization and depreciation costs are primarily from the amortization of patents and intellectual property. Most of the patents and intellectual property are held in the UK subsidiary, Bubblr Ltd. The increase in costs is primarily due to an adjustment to the amortization of intellectual property.

Research and Development

The costs incurred concerning the research and development of the Company’s platform and products include costs associated with development contractors, staff and specialist software for product development and deployments.

Other Income (Expenses)

Our other income for the year ended December 31, 2024, and 2023 are outlined below:

	December 31,
	2024	2023	Change
Other income	$14,192	$71,975	$(57,783)	(80%)
Interest income	-	104	(104)	(100%)
Interest expense	(6,242)	(13,476)	7,234	(98%)
Disposal and impairment of fixed assets	(48,133)	-	(48,133)	100%
Gain on change in fair value of warrant derivative liability	6,652	159,363	(152,711)	(96%)
Foreign currency transaction (gain) loss	(141)	50,178	50,319	(100%)
Total other income (expense)	$(33,672	$268,144	$(301,816)	(113%)

Other Income

Other income consists primarily of R&D tax credits of $0 and $78,497 in 2024 and 2023, respectively.

Interest Income

The Company earns interest income from its cash reserves.

Interest Expense

Interest expense consists primarily of interest the Company must pay on its borrowings and vehicle financing.

The decrease in interest expense during the year ended December 31, 2024, as compared to 2023, due to selling the vehicle in February 2024.

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

The market price of the common stock has decreased from the initial award of warrants in the period ending March 31, 2022. If the warrants were exercised on December 31, 2024, at their respective exercise price determined at issue, the Company would realize a gain due to the difference between the cash received on conversion and the issue cost to the Company of $0.033 per share, the fair value market price of the common stock on December 31, 2024.

Net Loss

We finished the year ended December 31, 2024, with a net loss of $1,313,026 as compared to a loss of $2,650,650 during the year ended December 31, 2023.

Liquidity and Capital Resources

Working Capital

The following table provides selected financial data about our company as of December 31, 2024, and 2023.

	December 31,
	2024	2023	Change
Current Assets	$44,907	$95,171	$(50,264)	(53)%
Current Liabilities	2,045,276	$1,487,471	$557,805	38%
Working Capital Deficit	$(2,000,369)	$(1,392,300)	$(608,069)	44%

Current Assets

Current assets consist of cash and other receivables.

The decrease in current assets was primarily due to a reduction in other receivables.

Current Liabilities

Current Liabilities consist of accounts payable and accrued liabilities.

The increase in current liabilities was primarily due to a decrease of $52,590 in accounts payable and an increase of $121,000 in accrued director fees, $566,358 in accrued wages and salaries, $86,688 in dividends payable, and a reduction of $158,247 in related-party loans.

Working Capital Deficit

The working capital deficit increased by $608,069.

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

If we are unable to obtain sufficient additional capital, we may have to cease filing our SEC reports and cease operations entirely. If we get additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, and stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Cash Flow

	Year ended 31 December,
	2024	2023	Change
Cash used in Operating Activities	$(192,775)	$(255,547)	$67,772
Cash used in Investing Activities	$(243,472)	$(248,371)	$4,899
Cash provided by Financing Activities	$422,785	$519,246	$(96,461)

Cash on Hand	$41,184	$7,668	$33,516

Operating Activities

The decrease in cash used in operating activities was primarily due to cutting back on operation expenses in 2024.

Investing Activities

Net cash used in investing activities is on the development of intellectual property.

Financing Activities

The increase in net cash provided by financing activities was primarily due to the repayment of related party loans by converting debt to shares in 2023.

Cash on Hand

The increase in net cash used in operating activities was primarily due to the receipt of related party loan funding in late December.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accepted accounting principles in the United States (“GAAP”). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We believe our most critical accounting policies and estimates relate to the following:

●	Foreign Currency Translations
●	Intangible Assets
●	Long-lived Assets
●	Income Taxes

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is their local currency of Great British pounds (GBP). Local currency assets and liabilities are translated at the exchange rates on the balance sheet date, and local currency revenues and expenses are translated at weighted average rates of exchange during the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed straight-line over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed, and lives of intangible assets with determinable lives may be adjusted.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the audited consolidated financial statements as of and for the years ended December 31, 2024, and 2023, included herein.

Off-Balance Sheet Arrangements

As of December 31, 2024, there were no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-22 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 17, 2023, we dismissed Pinnacle Accountancy Group of Utah, a DBA of the PCAOB-registered firm Heaton & Company, PLLC (“Former Accountant”), as our independent registered public accounting firm, and we engaged BF Borgers CPA PC (the “New Accountant”) as our independent registered public accounting firm. Our Board approved the engagement of the New Accountant of Directors.

We filed a Form 8-K on March 17, 2023, with the Securities and Exchange Commission (“Commission”) regarding the change in our independent accounting firm.

On May 7, 2024, we received a letter from the Commission advising us that our auditor, BF Borgers CPA PC (“Former Accountant”), had been suspended from appearing or practicing before the Commission as an accountant pursuant to Rule 102(e) of the Commission’s Rules of Practice. So, on May 8, 2024, we terminated our engagement with the Former Accountant, who is no longer our auditor.

We filed a Form 8-K on March 17, 2023, with the Commission regarding the termination of our Former Accountant.

On May 28, 2024, we engaged BCRG Group (the “New Accountant”) as our independent registered public accounting firm. Our Board approved the engagement of the New Accountant of Directors.

We filed a Form 8-K on May 30, 2024, with the Commission regarding the appointment of our New Accountant.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO, who acts as our principal executive officer, and our CFO, who acts as our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2024. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management, including our CEO, who acts as our principal executive officer, and our CFO, who acts as our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013) framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2024, our internal control over financial reporting was ineffective.

Our financial reporting was ineffective due to a lack of adequate segregation of duties, internal controls, and accounting functions, resulting from our limited resources and Personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our CEO, who acts as our principal executive officer, and our CFO, who acts as our principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. No matter how well conceived and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the reality that decision-making judgments can be faulty and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2024 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth our current directors and executive officers’ names, ages, and positions.

Name	Age	Positions and Offices Held
Tom Symonds	60	Chief Executive Officer and Director
Stephen Morris	69	Chief Technical Officer, Chairman of the Board and Director
David Chetwood	63	Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Tom Symonds

Mr. Symonds joined Bubblr on January 15, 2025. He has been working at the cutting edge of technology for 25 years. He has profound leadership experience developed through managing large digital teams in the corporate space combined with hands-on CEO leadership of two early-stage innovators.

Immediately prior to joining Bubblr, Mr. Symonds founded and led Immerse.io to become one of the recognized global leaders in immersive technology for the enterprise. His understanding of how to apply innovative technology to generate revenue from enterprises will be invaluable to EW. Prior to that, he was the CEO of Kublax, one of the pioneers of UK Fintech just as that sector was taking off and seeking to disrupt the online retail banking space.

His digital career began at Sky, leading the internet business and transforming its web presence into a significant revenue generator and robust sales and marketing tool.

Aside from that provided above, Mr. Symonds does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

On January 25, 2023, Mr. Stephen Morris was appointed to the Board of Directors and Chief Platform Officer.

On February 2, 2023, Mr. Stephen Morris was appointed as Chief Executive Officer.

On February 12, 2023, Mr. Stephen Morris was appointed as Chair of our Board of Directors.

On April 1, 2023, Mr. Stephen Morris was appointed as Chief Technical Officer.

Mr. Morris is qualified to serve on our Board of Directors because of his experience and expertise as the Bubblr concept and Ethos creator and the founder of Bubblr Ltd in 2014, a wholly owned subsidiary of Bubblr Inc.

David Chetwood

Mr. Chetwood joined Bubblr on February 10, 2023. Mr. Chetwood retired in 2016. From 2004 to 2016, he was CFO and Secretary for Westmont Industries Group in California. From 1999 to 2004, he worked at Compass Aerospace and his final position was EVP Finance. From 1977 to 1999, he worked at several divisions of GKN Aerospace, and his final role was CFO of GKN Aerospace North America.

Aside from that provided above, Mr. Chetwood does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are appointed for a one-year term to hold office until our shareholders’ next annual general meeting or until removed from office per our bylaws. Our board of directors appoints our officers and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

No family relationships exist between or among the directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors, or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against a receiver, fiscal agent, or similar officer was appointed by a court for the business or property of such person or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree not subsequently reversed, suspended, or vacated of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any Federal or State authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding not subsequently reversed, suspended, or vacated relating to an alleged violation of:

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

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity or

8.	Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our company currently does not have nominating, compensation, or audit committees or committees performing similar functions, nor does our company have a written nominating, compensation, or audit committee charter. Historically, our directors believed that it is not necessary to have such committees because the board of directors can adequately perform the functions of such committees.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2024, and 2023.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Stephen Morris (1)	2023	-	-	-	628,320	-	628,320
CTO and Director	2024	-	-	-	-	-	-
Manfred Ebensberger	2023	-	-	-	186,000	-	15,000
Former CEO and Director	2024	-	-	-	-	-	-
Timothy Burks	2023	-	-	-	649,440	-	649,440
Former CEO and Director	2024	-	-	-	-	-	-
David Chetwood	2023	-	-	-	546,000	-	546,000
CFO and Director	2024	-	-	-	90,000	-	90,000

(1)	On January 25, 2023, Mr. Morris was appointed to the Board of Directors. On February 2, 2023, Mr. Morris was appointed Chief Executive Officer. On February 10, 2023, Mr. Morris was appointed Chairperson of the Board of Directors. On April 1, 2023, Mr. Morris resigned as Chief Executive Officer and was appointed Chief Technical Officer.

Management Compensation

On February 10, 2023, the Company entered into an employment agreement with David Chetwood, our Chief Financial Officer. Mr. Chetwood is to receive cash compensation of $180,000 annually. This compensation will be increased to $360,000 annually if $5,000,000 in debt or equity funding has been received. After 90 days of service, Mr. Chetwood is entitled to receive 102,540 shares of common stock and will be eligible to participate in our 2022 Incentive Plan.

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

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with Stephen Morris, our Founder, Chief Technology Officer, and Chair. Mr. Morris agreed to reduce his base pay from $450,000 to $90,000 per annum and forfeit $270,000 of deferred compensation.

On October 17, 2024, the Company entered a Third Amended Employment Agreement with David Chetwood to reduce his base pay from $180,000 to $90,000 per annum.

Equity incentive Plan

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) and, unless earlier terminated, will continue until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) restricted stock units, stock appreciation rights (“SARs”) and other equity-based awards to directors, officers, consultants, attorneys, advisors and employees. The purpose of the 2022 Equity Incentive Plan is to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is dependent.

During the year ending December 31, 2023, the Company issued under the 2022 Equity Incentive Plan a total of 14,400,000 stock options to Company executives and employees according to their employment agreements.

The shares were valued at $1,715,878, based on the common stock’s market price on the agreements’ respective dates, which ranged from $0.1870 to $0.03 per share. The options typically vest at 40% after 90 days of service and 60% monthly over two years of service.

During the year ending December 31, 2024, the Company issued under the 2022 Equity Incentive Plan a total of 10,200,000 stock options to Company executives according to their agreements. A total of 7,220,000 stock options were forfeited, canceled, or expired. There were 17,380,000 stock options issued and 15,649,000 stock options exercisable on December 31, 2024.

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

Health Insurance costs were accrued in 2023 and 2024 for Timothy Burks and David Chetwood.

Indebtedness of Directors, Senior Officers, Executive Officers, and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2025, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, and for security purposes, each entity or person listed below maintains an address of 30 N Gould St., Suite R, Sheridan, WY 82801.

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

	Common Stock
Name of Beneficial Owner	Number of Shares Owned (1)		Percent of Class (2)
Tom Symonds	971,734		0.59%
Stephen Morris	4,104,444		2.48%
David Chetwood	4,035,000	(3)	2.43%
All Directors and Executive Officers as a Group (3 persons)	9,111,178		5.50%

	Common Stock
5% Holders	Number of Shares Owned (1)	Percent of Class (2)
Joachim Swensson	9,711,873	5.86%
Stephen Morris	4,104,444	2.48%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 159,890,487 voting shares as of March 31, 2025.

(3)	These shares are held of record by The Chetwood Revocable Living Trust, of which David Chetwood has sole voting and dispositive power and control.

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

We have two loans from Stephen Morris, our Founder, totaling $1,097,039.

The first loan of $553,777 on December 31, 2024 (December 31, 2023: $125,910).

The second loan of $543,262 on December 31, 2024 (December 31, 2023: $552,639).

On December 27, 2023, Stephen Morris converted $821,431.87 in principal amount of promissory notes payable and due to him from the Company into 2,489,186 shares of Common Stock at a conversion price of $0.33 per share.

Director Independence

The Board of Directors is currently composed of three members.

Indemnification

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties. They may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On March 17, 2023, our Board of Directors agreed to dismiss the Company’s independent registered public accounting firm, Pinnacle Accountancy Group of Utah, a DBA of the PCAOB-registered firm Heaton & Company, PLLC (the “Former Accountant”), effective as of March 17, 2023. Also, on March 17, 2023, the Company engaged the accounting firm of BF Borgers CPA PC (the “New Accountant”) as the Company’s new independent registered public accounting firm. The Board approved the dismissal of the Former Accountant and the engagement of the new Accountant.

On May 7, 2024, we received a letter from the Commission advising us that our auditor, BF Borgers CPA PC (“Former Accountant”), had been suspended from appearing or practicing before the Commission as an accountant pursuant to Rule 102(e) of the Commission’s Rules of Practice. So, on May 8, 2024, we terminated our engagement with the Former Accountant, who is no longer our auditor.

On May 28, 2024, we engaged BCRG Group (the “New Accountant”) as our independent registered public accounting firm. Our Board approved the engagement of the New Accountant of Directors.

The following table sets forth the fees billed to our company for the years ended December 31, 2024, and 2023 for professional services rendered by our independent registered public accounting firms:

Fees	2024	2023
Audit Fees	$84,135	$48,007
Tax Fees	7,387	4,945

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2024 and 2023 fiscal years. The audit fee for our December 31, 2024, financial statements was $38,135.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice, and tax planning during the fiscal years ended December 31, 2024, and 2023, no tax fees were billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Bubblr, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bubblr, Inc. as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

●	Going Concern – As discussed in Note 1 to the consolidated financial statements, the Company has a going concern due to negative working capital and losses from operations which raises substantial doubt about its ability to continue as a going concern. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

March 31, 2025

FINANCIAL STATEMENTS

BUBBLR INC.

Consolidated Balance Sheets

December 31, 2024 and 2023

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$41,184	$7,668
Other receivables	3,723	87,503
Total current assets	44,907	95,171

Non-current Assets:
Property and equipment, net	—	31,302
Intangible assets, net	1,181,944	1,456,628
Total non-current assets	1,181,944	1,487,930
TOTAL ASSETS	$1,226,851	$1,583,101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$321,274	$373,606
Accrued liabilities	1,724,002	943,007
Loan payable, current portion	—	12,611
Loan payable - related party	—	158,247
Total current liabilities	2,045,276	1,487,471

Non-current Liabilities:
Loan payable – related party, non-current portion	1,105,095	552,639
Warrant derivative liability	32,464	39,116
Total non-current liabilities	1,137,559	591,755

Total Liabilities	3,182,835	2,079,226

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 903 and 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 159,890,447 and 159,690,447 shares issued and outstanding	1,598,904	1,596,904
Additional paid-in capital	13,090,218	13,168,915
Accumulated deficit	(17,012,492)	(15,612,775)
Accumulated other comprehensive income	367,385	350,830
Total Stockholders’ Equity (Deficit)	(1,955,984)	(496,125
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,226,851	$1,583,101

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2024 and 2023

	December 31,
	2024	2023

Revenue	$5,349	$2,620

Cost of sales	1,291	—

Gross Profit	4,058	2,620

Operating Expenses
General and administrative	613,930	1,859,969
Professional fees	116,959	288,106
Sales and marketing	24,486	514,911
Amortization and depreciation	472,764	197,322
Research and development	55,273	61,106
Total operating expense	1,283,412	2,921,414

Operating loss	(1,279,354)	(2,918,794)

Other income (expense)
Other income	14,192	71,975
Interest income	—	104
Interest expense	(6,242)	(13,476)
Disposal of assets	(48,133)
Gain on change in fair value of warrant derivative liability	6,652	159,363
Foreign currency transaction (gain) loss	(141)	50,178
Total other income (expense)	(33,672)	268,144

Net loss before income tax	(1,313,026)	(2,650,650)
Provision for income tax	—	—
Net loss after income tax	$(1,313,026)	$(2,650,650)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	—	—
Total other comprehensive income (loss)	—	—

Net comprehensive loss	$(1,313,026)	$(2,650,650)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	159,723,780	156,711,520

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2024 and 2023

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other Comprehensive	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Equity (Deficit)

Balance -December 31, 2022	903	$1	154,309,318	$1,543,093	$11,006,607	$(12,875,437)	$412,013	$86,277

Issuance of common shares for investor relations			1,455,784	14,558	270,780			285,338
Issuance of common shares for consultancy			625,000	6,250	93,750			100,000
Issuance of common shares for professional services			500,000	5,000	60,000			65,000
Issuance of common shares for Series C preferred shares dividend			311,159	3,112	40,693			43,805
Loan resolution			2,489,186	24,892	796,540			821,431
Forfeit of restricted stock units					(659,052)			(659,052)
Vesting of share options					1,559,597			1,559,597
Series C preferred shares dividend						(86,688)		(86,688)
Net Loss						(2,650,650)		(2,650,650)
Other comprehensive income							(61,183)	(61,183)
Balance -December 31, 2023	903	$1	159,690,904	$1,596,904	$13,168,915	$(15,612,775)	$350,830	$(496,125)

Issuance of common shares for advisory board services			200,000	2,000	8,000			10,000
Vesting of share options					582,084			582,084
Forfeiture and expired share options					(668,781)			(668,781)
Dividend Series C Preferred Shares						(86,691)		(86,691)
Net Loss						(1,313,026)		(1,313,026)
Other comprehensive income							16,555	16,555
Balance December 31, 2024	903	$1	159,890,447	$1,598,904	$13,090,218	$(17,012,492)	$367,385	$(1,955,984)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bubblr Inc.

Consolidated Statements of Cashflows

For the year ended December 31, 2024 and 2023

	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(1,313,026)	$(2,650,650)
Adjustments for:
Net loss to net cash used in operating activities:
Stock-based compensation	10,000	450,338
Vesting of restricted stock units	582,084	1,559,598
Forfeit and expired stock-based compensation	(668,781)	(659,052)
Disposal of fixed assets	48,133	—
Impairment of fixed assets	—	6,367
Gain on change in fair value of warrant derivative liability	(6,652)	(159,363)
Amortization of debt discount	—	90
Amortization of intangible asset	467,855	184,626
Depreciation	4,909	12,696
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	87,912	(75,358)
Increase (decrease) in accounts payable	(55,515)	227,244
Increase in accrued liabilities	698,439	847,917
Net cash provided by/(used) in operating activities	(144,642)	(255,547)

Cash flows from investing activities
Purchase of intangible assets	(243,472)	(248,371)
Net cash used in investing activities	(243,472)	(248,371)

Cash flows from financing activities
Payment of dividends	—	(42,883)
Payment of loans payable	(12,661)	(10,759)
Proceeds from loans payable – related party	447,370	572,617
Repayment of loans payable – related party	(29,013)	(821,162)
Stock issued for payment of debt	—	821,433
Proceeds from sale of capital assets	17,089	—
Net cash provided by financing activities	422,785	519,246

Effects of exchange rate changes on cash	(1,155)	(40,193)

Net Change in Cash	33,516	(24,865)
Cash – Beginning of Period	7,668	32,533
Cash – End of Period	$41,184	$7,668

Supplemental information:
Cash paid for interest	$8,477	$13,039
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR, INC.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On March 26, 2020, Bubblr Holdings Ltd. (a UK company formed on February 18, 2016) merged into U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation formed on October 22, 2019, and became a 100% subsidiary of UWRL. On March 30, 2021, the Company’s corporate name was changed to Bubblr, Inc. (“the Company”).

Bubblr, Inc. is an artificial intelligence (“AI”) company that has patent-protected (granted and pending) intellectual properties. It is entering a phase of launching a suite of highly innovative new products and establishing a new executive team. The latest products will offer genuinely value-adding search experiences for consumers and enterprises alike and ultimately facilitate a more ethical and equitable digital engagement model.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $1,313,026 during the year ended December 31, 2024, and has an accumulated deficit of $17,012,492 as of December 31, 2024. In addition, current liabilities exceed current assets by $2,000,369 as of December 31, 2024.

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

The carrying value of the Company’s current assets and liabilities are deemed to be their fair value due to the short-term maturity and realization. During the year ended December 31, 2024, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments that are adjusted to fair market value on reporting dates. On December 31, 2024, the warrant liabilities balance was $32,464. There were no changes in the fair value hierarchy leveling during the year ended December 31, 2024, or 2023.

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

For the year ended December 31, 2024, and 2023, the following outstanding stock equivalents were excluded from the computation of diluted net loss per share, as the result of the computation was anti-dilutive.

	December 31,
	2024 (Shares)	2023 (Shares)
Series C Preferred Stock	3,384,135	3,384,135
Warrants	2,358,101	2,358,101
Total	5,742,236	5,742,236

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities – current, and operating lease liabilities – noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the estimated interest rate for collateralized borrowing over a similar term of the lease payments at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is certain that we will exercise that option. The expense for lease payments is recognized straight-line over the lease term.

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed, and lives of intangible assets with determinable lives may be adjusted.

Research and Development

The Company evaluates research and Development costs to determine if they meet the requirements to be capitalized as intellectual property. The criteria the Company uses to assess the treatment of research and development are:

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

For the years ended December 31, 2024, and 2023, the Company received other income of $14,192 and $71,975 with respect to the refundable tax offset.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives in years, of the respective assets as follows:

Computer equipment	3 years
Fixtures and Furniture	5 years
Vehicles	10 years

Maintenance and repairs are charged to expenses as incurred. Improvements of a significant nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gains or losses are reflected in other income.

Beneficial Conversion Feature

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including periods within those fiscal years. The Company early-adopted the new guidance on January 1, 2021. As a result of the adoption of this ASU, no beneficial conversion feature was recorded on convertible notes described in Note 8 – Convertible Notes Payable.

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is their local currency of Great British pounds (GBP). Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at weighted average rates of exchange during the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

	December 31,
	2024	2023
Year-end GBP£:US$ exchange rate	1.2515	1.2731
Annual average GBP£:US$ exchange rate	1.2781	1.2441

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Gains on foreign exchange transactions totaled $141, and losses of $50,178 were recognized during the years ended December 31, 2024, and 2023, respectively.

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

As of December 31, 2024, and 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

In addition, the Finance Act 2015 introduced a new tax known as the diverted profits tax (“DPT”), which is charged at 25% of any “taxable diverted profits.” The DPT has had effect since April 1, 2015, and may apply in circumstances including (1) where arrangements are designed to ensure that a non-UK resident company does not carry on a trade in the UK through a PE and (2) where a tax reduction is obtained through the involvement of entities or transactions lacking economic substance. We intend to operate in such a manner that none of our companies should be subject to the UK DPT and that none of our companies (other than those companies incorporated in the UK) should: (1) be treated as residents in the UK for tax purposes; (2) carry on a trade, invest or carry on any other business activity in the UK (whether or not through a UK PE).

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	December 31, 2024	December 31, 2023

Deposit	$—	$200
UK R&D Credit	—	76,152
UK VAT receivable	3,723	11,151
Total other receivables	$3,723	$87,503

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2024	2023
Motor vehicles	$-	$59,836
Computer equipment	16,038	29,646

Total property and equipment	16,038	89,482
Less: accumulated depreciation	(16,038)	(58,180)

Total property and equipment, net	$-	$31,302

During the years ended December 31, 2024, and 2023, the Company recorded purchases of $0 and depreciation expenses of $4,909 and $12,696, respectively. There was no impairment or disposal of property and equipment.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2024	2023
Intellectual properties	$3,277,603	$3,109,539
Trademarks	-	36,319
Patents	239,829	228,319
Capitalized acquisition costs	45,745	45,745

Total intellectual properties	3,563,177	3,419,922
Less: accumulated amortization	(2,381,233)	(1,963,294)

Total intellectual properties, net	$1,181,944	$1,456,628

●	Patents

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

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2024	2023
Director fees	211,000	90,000
Dividends payable	151,704	65,016
Other accruals	87,338	76,945
Settlement payable	166,986	166,986
Wages and salaries	1,106,974	544,060
Total accrued liabilities	$1,724,002	$943,007

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	December 31,
	2024	2023
Beginning balance Loan 1 - payable to Stephen Morris	$125,910	$374,018
Additions	435,923	573,324
Loan resolution – convert principal into shares of common stock.	-	(821,432)
Ending balance Loan 1 - payable to Stephen Morris	561,833	125,910

Loan - payable to Stephen Morris	543,262	552,639
Related party loan - payable to director	-	28,899
Total loan payable to related parties	1,105,095	710,886
Less – current portion	-	158,247

Total – non-current	$1,105,095	$552,639

●	Loan 1 (January 16, 2016) - Stephen Morris, Founder, CTO and Chair.

On January 16, 2016, our wholly owned subsidiary, Bubblr Limited, entered into a Loan Agreement (the “Loan Agreement”) with Mr. Stephen Morris. The Loan Agreement is unsecured and carries no interest, is payable on demand, and is for working capital or as the Company deems appropriate. The Loan is available for drawing by the Company in multiple tranches.

On December 20, 2022, the Company entered into an amendment (the “Amendment”) with Bubblr Limited and Mr. Morris to reduce the outstanding principal amount of the loan by $71,540 (£59,543) in exchange for the Company assigning advances receivables of $71,540 (£59,543) whereon Mr. Morris is entitled to amounts received pursuant to such receivables and will bear the risk of non-payment with respect to such receivables. The loan balance was $374,018 (£309,080).

On December 27, 2023, Stephen Morris converted $821,432 in principal of promissory notes payable and due to him from the Company into 2,489,186 shares of Common Stock. The conversion price for the Common Stock was $0.33 per share.

On December 27, 2023, the parties entered into a fourth amendment with Mr. Morris to add $573,324 in principal for working capital purposes. The loan balance was $125,910 (£98,900).

On September 30, 2024, the parties entered into a sixth amendment with Mr. Morris such that the principal amount of the loan shall be due and payable by Borrower to Lender on the earlier of (i) the completion of an equity offering by Bubblr, Inc., for no less than $5,000,000, or (ii) three years from the date of this Amendment. On September 30, 2024, loan payable obligations included in long-term liabilities were $389,840 (£291,491).

On December 31, 2024, loan payable obligations included in long-term liabilities were $561,833 (£448,089).

●	Loan 2 (September 7, 2022) - Stephen Morris, Founder, CTO and Chair.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible, and is due upon maturity, which is three years after the date of the agreement.

On December 31, 2023, loan payable obligations included in long-term liabilities were $552,639 (£434,089).

On September 30, 2024, the parties desired to amend the loan such that the maturity date, which is three years from the date of the Loan Agreement to three years from the date of this amendment.

On December 31, 2024, loan payable obligations included in long-term liabilities were $543,262 (£434,089).

●	Related Party Loan – Professor Paul Morrissey, Director.

On September 8, 2023, the Company entered into a new loan agreement with Professor Paul Morrissey for $28,899 (£22,700). The Loan had an original issue discount of $7,257 (£5,700). The Loan Agreement is unsecured, non-convertible, and carries a fixed interest rate of 2.85% every four weeks on the original principal. It is non-convertible and was payable four weeks after the date of the agreement. The loan outstanding on December 31, 2024, and December 31, 2023, is $0 (£0) and $32,337 (£25,401) respectively. Total interest expense was $6,242 and $13,476 for the years ended December 31, 2024, and 2023, respectively. The loan was fully paid in May 2024.

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

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of December 31, 2024. The Black Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2024, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Year Ended
December 31, 2024
Expected term	1.09 – 2.50 years
Expected average volatility	176 – 271%
Expected dividend yield	0.00%
Risk-free interest rate	1.50 – 5.19%

The following table summarizes the changes in the warrant liabilities during the year ended December 31, 2024:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2022	$198,479
Change in fair value of warrant liability	(159,363)
Warrant liability as of December 31, 2023	39,116
Change in fair value of warrant liability	(6,652)
Warrant liability as of December 31, 2024	$32,464

NOTE 10 – INCOME TAXES

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

For the years ended December 31, 2024, and 2023, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Year Ended December 31,
	2024	2023
Tax jurisdiction from:
United States	$(630,750)	$(1,895,365)
Foreign	(682,276)	(755,285)
Tax loss before income taxes	$(1,313,026)	$(2,650,650)

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2024, and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Net Operating loss	$1,313,026	$2,650,650
Effective tax rate	21%	21%
Deferred tax asset	537,383	537,383
Foreign taxes	(129,632)	(143,504)
Valuation allowance	(146,103)	(413,133)
Net deferred tax asset	$—	$—

The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from net operating loss, as the management believes it is more likely than not that these assets will not be realized in the future.

United States of America

Bubblr, Inc. is registered in the State of Wyoming and is subject to the tax laws of the United States of America at a standard tax rate of 21%. Due to a change of control, the Company will not be able to carry over net operating losses (“NOL”) generated before August 13, 2020, to offset future income.

As of December 31, 2024, the operations in the United States of America incurred approximately $8,869,354 of cumulative NOL, which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2019.

United Kingdom

The Company’s subsidiaries operating in the United Kingdom (“UK”) are subject to tax at a standard income tax rate of 25% on the assessable income arising in the UK during its tax year.

As of December 31, 2024, the operations in the UK incurred approximately $6,169,248 of cumulative NOLs, which can be carried forward to offset future taxable income indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by HM Revenue & Customs for the years ended 2024 and 2023.

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

The holder of the Special 2019 Series A Preferred Stock is entitled to 60% of all votes entitled to vote at each meeting of stockholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any matters presented to the stockholders of the Corporation for their action or consideration.

On September 6, 2022, the Company repurchased $60,000 and canceled the Special 2019 Series A Preferred Stock held by Mr. Morris via the issuance of a related party note payable (see Note 10 - Related Party Transactions).

As of December 31, 2024, the Company had zero shares of 2019 Series A Preferred stock issued and outstanding, respectively.

Series C Convertible Preferred Stock

On March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, establishing 2,000 shares of the Company’s Series C Convertible Preferred Stock, with a stated value of $1,200 per share.

During the year ended December 31, 2023, the Company declared dividends of $64,292, of which $22,133 was paid via the issuance of 116,799 shares of common stock, $20,026 was paid in cash, and $22,133 remained declared but unpaid on December 31, 2023.

The Company has the right to redeem the Series C Convertible Preferred Stock in accordance with the following schedule:

●	If all of the Series C Convertible Preferred Stock are redeemed within 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 115% of the Stated Value together with any accrued but unpaid dividends.
●	If all of the Series C Convertible Preferred Stock is redeemed after 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 120% of the Stated Value together with any accrued but unpaid dividends; and
●	The Company shall pay an 8% per annum dividend on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. The dividend shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock, whether earned or declared, and whether there are profits, surplus, or other funds of the Company legally available for the payment of dividends.

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

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060 (US$525,291 on December 31, 2022). To enter into the new loan, GHS Investments, LLC agreed to waive a prohibition on borrowing over $200,000 found in our Certificate of Designation for the Series C Preferred Stock in exchange for our company issuing 345,220 shares of common stock: 281,000 shares of common stock to GHS and 64,220 shares of common stock to Proactive. The resulting common shares were valued at $71,703, which was recorded as interest expense.

As a result of the above transactions, the Company received total net proceeds of $789,000, of which $721,275 has been allocated to the warrants and Series C Preferred Stock based on the warrants’ fair market values on each contract date, with the residual loss of $28,043 allocated to day-one loss on warrant liability associated with the March 2022 issuances, and excess proceeds of $95,768 allocated to the Series C Preferred Stock related to the April, May, and June 2022 issuances. As of December 31, 2024, and 2023, the Company had 903 of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the corporation’s stockholders is sought.

During the years ended December 31, 2024, and 2023, the Company issued common shares as follows:

Year ended December 31, 2023

●	1,455,784 shares for Investor Relations valued at $285,338
●	625,000 shares for Consulting Services valued at $100,000
●	500,000 shares for Professional Services valued at $65,000
●	311,159 shares for Series C Preference Share Dividends valued at $43,805
●	2,489,186 shares for Loan Resolution Agreement valued at $821,431

Year ended December 31, 2024

●	200,000 shares for Advisory Board services valued at $10,000

As of December 31, 2024, and 2023, the Company had 159,890,447 and 159,690,447 shares, respectively, of common stock issued and outstanding.

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

A summary of activity during the period ended December 31, 2024, and 2023 follows:

Warrants Outstanding
	Number of	Weighted Average	Weighted Average Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2022	—	$—	—
Granted	2,538,101	0.32	4.27
Exercised	—	—	—
Forfeited/cancelled	—	—	—
Outstanding, December 31, 2023	2,538,101	0.32	3.23
Granted	—	—	—
Exercised	—	—	—
Forfeited/cancelled	—	—	—
Outstanding, December 31, 2024	2,538,101	$0.32	2.23

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2024:

Warrants Outstanding			Warrants Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
941,599	0.80	$0.34	941,599	$0.34
472,205	0.40	0.34	472,205	0.34
562,149	0.50	0.35	562,149	0.35
281,074	0.26	0.22	281,074	0.22
281,074	0.27	0.22	281,074	0.22
2,538,101	2.23	$0.32	2,538,101	$0.32

On December 31, 2024, the intrinsic value of the warrants was $0, as the price of the Company’s stock was below the warrant exercise price.

Equity Incentive Plan

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) and, unless earlier terminated, will continue until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan.

The 2022 Equity Incentive Plan aims to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals upon whose judgment and special efforts the successful conduct of our business is dependent.

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

On July 1, 2024, the Company granted 500,000 options for purchasing our Common stock to a provider of professional services.

On July 9, 2024, 1,848,000 unvested options for purchasing our Common stock were forfeited on termination of service.

On October 9, 2024, 4,872,000 options for purchasing our Common stock expired as they were not exercised within three months of termination of service.

On October 17, 2024, the Company granted 8,305,000 options for purchasing our Common stock to executives, management, and professional service providers. The terms of the stock option grants are determined by our Board of Directors and consistent with our 2022 Equity Incentive Plan.

On October 17, 2024, the Company canceled and granted 500,000 options for purchasing our Common stock to a provider of professional services.

The terms of the stock option grants are determined by our Board of Directors and consistent with our 2022 Equity Incentive Plan. Our stock option grant general policy is that options vest 40% after 90 days of service, and the remaining options vest monthly over two years. The maximum term is ten years.

The following table summarizes the stock options activity for the year ended December 31, 2024, and 2023:

	Number of Shares
	2024	2023
Outstanding at the beginning of the year	14,400,000
Granted	10,200,000	-
Exercised	-	14,400,000
Forfeited	(1,848,000)	-
Expired\Cancelled	(5,372,000)	-
Outstanding at the end of the year	17,380,000	14,400,000
Exercisable	15,649,000	10,032,000
Weighted-average Exercise Price	$0.0937	$0.0156

The total intrinsic value of options on December 31, 2024, is zero because the closing stock price was below the weighted average exercise value. The weighted average fair value of stock options granted during 2023 was based on the Black-Scholes option pricing model using the following weighted average assumptions. See below for reference to the Company’s valuation methodologies for these grants.

Year Ended
December 31, 2024
Expected life in years	8.25 – 9.80
Risk-free interest rate	4.21%
Annual forfeiture rate	13%
Volatility	1.99% to 2.72%
Expected dividend yield	0%

The following table summarizes certain information regarding the Company’s non-vested shares:

Number of Shares

Non-vested as of December 31, 2023	4,368,000
Granted	1,895,000
Forfeited or expired	(1,848,000)
Vested	(2,684,000)

Non-vested as of December 31, 2024	1,731,000

The following table summarizes the stock options exercisable:

	Options	Options
	Outstanding	Exercisable

Number of shares	17,380,000	12,464,000
Weighted-average contractual life in years	9.13	8.61
Weighted-average exercise price		$0.1776
Intrinsic value		$-

The total intrinsic value of options on December 31, 2024, is zero because the closing stock price was below the weighted average exercise value.

The Company recognized compensation costs of $582,084 and $1,559,571 for the years ended December 31, 2024, and 2023, respectively. The Company recorded credits for forfeited and expired options of $668,781 and $0 in the years ended December 31, 2024, and 2023, respectively.

As of December 31, 2024, there were $243,004 of unrecognized compensation costs related to non-vested share options, which we will realize over the next twelve months.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Steven Saunders, Former Chief Commercial Officer and Director

On January 31, 2023, the Company entered into Separation Agreements with Steven Saunders. He is no longer an officer or director of our Company, and all prior agreements are terminated in their entirety. To satisfy all amounts due, Mr. Saunders and the Company agreed to a settlement total sum of $116,000. As of December 31, 2024, the amount due to Mr. Saunders was $79,250.

Rik Willard, Former Chief Executive Officer and Director

On January 31, 2023, the Company entered into Separation Agreements with Rik Willard, our then-Chief Executive Officer. Mr. Willard is no longer an officer or director of our Company, and all prior agreements are terminated in their entirety. To satisfy all amounts due, Mr. Willard and the Company agreed to a settlement total sum of $112,418. As of December 31, 2024, the amount due to Mr. Willard was $86,811.

Stephen Morris, Founder, Chief Technical Officer, and Director

On April 1, 2023, the Company entered into an Amended Employment Agreement with Stephen Morris, Founder, Chief Technical Officer, and Chair. The Company will compensate Mr. Morris $450,000 base pay per annum with payments reduced by 60% to $180,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On April 1, 2023, the Company agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share (628,320) under the 2022 Incentive Plan. The options were fully vested as Mr. Morris completed over two years and three months of service.

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

On October 17, 2024, the Company entered a Third Amended Employment Agreement with David Chetwood to reduce his base pay from $180,000 to $90,000 per annum and receive a Stock Option Grant of 3,000,000 shares.

Timothy Burks, Chief Executive Officer and Director

On April 1, 2023, the Company entered into an employment agreement with Timothy Burks, Chief Executive Officer and Director. The Company will compensate Mr. Burks $600,000 per annum base pay with payments reduced by 60% to $240,000 per annum until the Company has secured $5,000,000 in debt or equity financing.

On July 1, 2023, the Company agreed to grant Mr. Burks an option to purchase 4,800,000 shares of common stock at $0.1353 per share ($649,440), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of December 31, 2024, there were $291,860 non-vested share options, which we will recognize over the next 18 months.

On December 31, 2023, the Company entered into an Amended Employment Agreement with Timothy Burks to reduce his base pay from $600,000 to $240,000 per annum and forfeit $270,000 of deferred compensation.

On July 8, 2024, the Corporation’s shareholders, acting by written consent and representing at least a simple majority (55.9%) of the Corporation’s issued and outstanding shares of Common Stock, voted to remove Timothy Burks from the Corporation’s Board of Directors.

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

On July 6, 2023, the Company agreed to grant Mr. Morrissey an option to purchase 1,920,000 shares of common stock at $0.1353 per share ($259,776), with 40% vesting after 90 days of service and 60% vesting monthly over the following two years, under the 2022 Incentive Plan. As of December 31, 2024, there were $116,746 non-vested share options, which we will recognize over the next 18 months.

On December 31, 2023, the Company entered into an Amended Non-Executive Director Agreement with Morrissey to reduce his director fee from $300,000 to $120,000 per annum and forfeit $270,000 of deferred compensation.

On July 8, 2024, the Corporation’s shareholders, acting by written consent and representing at least a simple majority (55.9%) of the Corporation’s issued and outstanding shares of Common Stock, voted to remove Paul Morrissey from the Corporation’s Board of Directors.

NOTE 15 - SUBSEQUENT EVENTS

On January 14, 2025, Manfred Ebensberger resigned as our Chief Executive Officer and Director.

On January 15, 2025, we appointed Tom Symonds as Chief Executive Officer and Director.

On January 15, 2025, our Board of Directors approved an Executive Employment Agreement in favor of Mr. Symonds.

The Executive Employment Agreement with Mr. Symonds provides that we will compensate him with an annual salary of $90,000, payable in monthly installments, and grant him 3,360,000 Stock Options with 60% vesting in ninety days after the hire date and 40% vesting monthly over the following two years of service. Mr. Symonds also agreed to a three-year non-solicit restrictive covenant.

The Company has evaluated subsequent events through March 31, 2025, the date the financial statements were available for issuance.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles. (1)

3.2	Amended and Restated Bylaws of Bubblr Inc.(9)

3.3	Certificate of Designation for Series C Convertible Preferred Stock. (3)

4.1	Common Stock Purchase Warrant dated March 4, 2022, in Favor of GHS Investments. (5)

4.2	Common Stock Purchase Warrant dated March 9, 2022, in Favor of Proactive Capital Partners LP (5)

4.3	Common Stock Purchase Warrant dated April 25, 2022, in Favor of GHS Investments. (4)

4.4	Common Stock Purchase Warrant dated May 25, 2022, in Favor of GHS Investments. (6)

4.5	Common Stock Purchase Warrant dated June 24, 2022, in Favor of GHS Investments. (8)

10.1	Loan 1 Agreement dated January 10, 2016, with Stephen Morris. (2)

10.2	Securities Purchase Agreement dated March 4, 2022, with GHS Investments. (3)

10.3	Securities Purchase Agreement dated March 9, 2022, with Proactive Capital Partners LP.(3)

10.4	Registration Rights Agreement dated March 9, 2022, with GHS Investments. (3)

10.5	2022 Incentive Plan dated June 1, 2022. (7)

10.6	Loan 2 Agreement dated September 6, 2022, with Stephen Morris (9)

10.6	Separation Agreement with Rik Willard dated January 31, 2023 (12)

10.7	Separation Agreement with Steve Saunders dated January 31, 2023. (12)

10.8	Employment Agreement with David Chetwood dated February 10, 2023. (13)

10.10	Employment Agreement with Timothy Burks dated April 1, 2023 (15)

10.11	Share Option Grant with Timothy Burks dated April 1, 2023 (15)

38

10.12	Amended Employment Agreement with David Chetwood dated April 1, 2023 (15)

10.13	Share Option Grant with David Chetwood dated April 1, 2023 (15)

10.14	Employment Agreement with Stephen Morris dated April 1, 2023 (15)

10.15	Share Option Grant with Stephen Morris dated April 1, 2023 (15)

10.16	Amended Employment Agreement with Timothy Burks dated December 31, 2023 (16)

10.17	Second Amended Employment Agreement with David Chetwood dated December 31, 2023 (16)

10.18	Amended Employment Agreement with Stephen Morris dated December 31, 2023 (16)

10.19	Termination of Employment with Timothy Burks, dated July 8, 2024 (19)

10.20	Employment Agreement with Manfred Ebensberger, dated October 17, 2024 (20)

10.21	Share Option Grant with Manfred Ebensberger, dated October 17, 2024 (20)

10.22	Third Amended Employment Agreement with David Chetwood, dated October 17, 2024 (20)

10.23	Share Option Grant with David Chetwood, dated October 17, 2024 (20)

16.1	Change of Accountants dated March 17, 2023, Pinnacle Accountancy Group of the PCAOB registered firm Heaton & Company to BF Borgers CPA PC. (14)

16.2	Termination of Accountants dated May 7, 2024, BF Borgers CPA PC. (17)

16.3	Appointment of Accountants dated May 30, 2024, BCRG Group (18)

21.1	List of Subsidiaries (1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

39

(1)	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on December 23, 2021.
(3)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 10, 2022.
(4)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on April 26, 2022.
(5)	Incorporated by reference to the Form 8-K/A, filed by the Company with the Securities and Exchange Commission on May 4, 2022.
(6)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 25, 2022.
(7)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 1, 2022.
(8)	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on June 29, 2022
(9)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 8, 2022
(11)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on December 23, 2022.
(12)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 6, 2023.
(13)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on February 14, 2023.
(14)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 17, 2023.
(15)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on April 6, 2024.
(16)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 8, 2024.
(17)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 9, 2024.
(18)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 30, 2024.
(19)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 9, 2024.
(20)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on October 23, 2024.

ITEM 16. FORM 10-K SUMMARY.

None.

40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025	Bubblr, Inc.

	By:	/s/ Tom Symonds
Tom Symonds
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Symonds	Chief Executive Officer, Principal Executive Officer, and Director	March 31, 2025
Tom Edmonds

/s/ David Chetwood	Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	March 31, 2025
David Chetwood

/s/ Stephen Morris	Chief Technology Officer and Director	March 31, 2025
Stephen Morris

41