Form 10-Q
period 2025-03-31
Bubblr Inc.
filed 2025-05-15
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 15, 2025, there were 165,860,597 outstanding shares of the registrant’s Common Stock, $0.01 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of March 31, 2025 (unaudited), and December 31, 2024;
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 (unaudited), and year ended December 31, 2024;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 (unaudited), and year ended December 31, 2024;
F-5	Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (unaudited), and year ended December 31, 2024; and;
F-6	Notes Consolidated Financial Statements.

The consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2025, are not necessarily indicative of the results that can be expected for the full year ending December 31, 2025.

3

BUBBLR INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Page
Consolidated Balance Sheets at March 31, 2025 (Unaudited) and December 31, 2024	F-2

Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 (Unaudited), and 2024	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 (Unaudited), and the year ended December 31, 2024	F-4

Notes Consolidated Financial Statements	F-6

BUBBLR INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$2,542	$41,184
Other receivables	6,669	3,723
Total current assets	9,211	44,907

Non-current Assets:
Property and equipment, net	—	—
Intangible assets, net	1,178,254	1,181,944
Total non-current assets	1,178,254	1,181,944
TOTAL ASSETS	$1,187,465	$1,226,851

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$386,188	$321,274
Accrued liabilities	1,814,061	1,724,002

Total current liabilities	2,200,249	2,045,276

Non-current Liabilities:
Loan payable – related party, non-current portion	1,212,375	1,105,095
Warrant derivative liability	5,253	32,464
Total non-current liabilities	1,217,628	1,137,559

Total Liabilities	3,417,877	3,182,835

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 823 and 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 165,860,597 and 159,890,447 shares issued and outstanding	1,658,606	1,598,904
Additional paid-in capital	13,071,403	13,090,218
Accumulated deficit	(17,312,719)	(17,012,492)
Accumulated other comprehensive income	352,297	367,385
Total Stockholders’ Equity (Deficit)	(2,230,412)	(1,955,984
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,187,465	$1,226,851

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Unaudited Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended
	March 31,
	2025	2024
Revenue
Sales	641	1,504
Cost of sales	-	622
Gross profit	641	882

Operating Expenses
General and administrative	$165,022	$310,068
Professional fees	20,622	8,028
Sales and marketing	10,496	18,173
Amortization and depreciation	53,954	53,991
Research and development	56,385	47,865
Total operating expense	306,479	438,125

Operating loss	(305,838)	(437,243)

Other income (expense)
Other income	3	1,478
Interest expense	-	(3,592)
Disposal of fixed assets	-	(9,355
Gain (loss) on change in fair value of warrant derivative liability	27,211	(1,251)
Foreign currency transaction (loss) gain	68	(10,904)
Total other income (expense)	27,282	(23,624

Net loss before income tax	$(278,556)	$(460,867)
Provision for income tax	-	-
Net loss after income tax	$(278,556)	$(460,867)

Other comprehensive income (loss)	-	-

Net comprehensive loss	$(278,556)	$(460,867)

Net loss per common share, basic and diluted	$0.00	$0.00)

Weighted average number of common shares outstanding, basic, and diluted	165,860,597	159,690,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)

Balance -December 31, 2023	903	$1	159,690,904	$1,596,904	$13,168,915	$(15,612,775)	$350,830	$(496,125)
Issuance of common shares for advisory board services			200,000	2,000	8,000			10,000
Vesting of share options					582,084			582,084
Forfeiture and expired share options					(668,781)			(668,781)
Dividend Series C Preferred Shares						(86,691)		(86,691)
Net Loss						(1,313,026)		(1,313,026)
Other comprehensive income							16,555	16,555
Balance December 31, 2024	903	$1	159,890,447	$1,598,904	$13,090,218	$(17,012,492)	$367,385	$(1,955,984)
Issuance of common shares for series C preferred shares conversion	(80)		5,970,150	59,702	(59,702)
Vesting of Share Options					40,887			40,887
Dividend Series C Preferred Shares						(21,671)		(21,671)
Net Loss						(278,556)		(278,556)
Other comprehensive income							(15,088)	(15,088)
Balance March 31, 2025	823	$1	165,860,597	$1,658,606	$13,071,403	$(17,312,719)	$352,297	$(2,230,412)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Unaudited Consolidated Statement of Cashflows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(278,556)	$(460,867)
Adjustments for:
Net loss to net cash used in operating activities:
Vesting of stock-based compensation	40,887	108,990
Change in fair value of warrant derivative liability	(27,211)	1,251
Disposal of fixed assets	-	9,355
Amortization of debt discount	-	-
Amortization of intangible asset	53,954	51,489
Depreciation	-	2,502
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(2,801)	(2,121)
Increase in accounts payable	61,024	25,674
Increase in accrued liabilities.	56,612	145,563
Net cash used in operating activities	(96,091)	(118,164)

Cash flows from investing activities
Purchase of intangible assets	(13,728)	(15,566)
Proceeds from the sale of fixed assets	-	16,960
Net cash used in investing activities	(13,728)	1,394

Cash flows from financing activities
Repayment of loans payable	-	(12,611)
Proceeds from loans payable - related party	71,073	105,076
Net cash provided by financing activities	71,073	92,465

Effects of exchange rate changes on cash	104	17,588

Net Change in Cash	(38,642)	(6,717)
Cash - Beginning of Period	41,184	7,668
Cash - End of Period	$2,542	$951

Supplemental information:
Cash paid for interest	$-	$202
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Declared dividends	$21,671	$21,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On March 26, 2020, Bubblr Holdings Ltd. (a UK company formed on December 6, 2016) merged into U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation formed on October 22, 2019, and became a wholly-owned subsidiary of UWRL. On March 30, 2021, the Company’s corporate name changed to Bubblr, Inc. (“the Company”).

Bubblr, Inc. is an artificial intelligence company that has patent-protected (granted and pending) intellectual properties, on the cusp of launching a new enterprise product.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $278,556 during the three months ended March 31, 2025, and has an accumulated deficit of $17,312,719 as of March 31, 2025. In addition, current liabilities exceed current assets by $2,191,038 as of March 31, 2025.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business

The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries: Bubblr Holdings Limited., and Bubblr Limited.

Principles of Consolidation

The consolidated financial statements include the accounts of Bubblr, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated on consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of our operations for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.

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

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table, in Note 5 to Notes to Consolidated Financial Statements) include sub-contractor expenses, payroll, employee benefits, and other headcount-related expenses associated with product development. The Company determines that technological feasibility for products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product development costs, and any additional costs, if any, are incurred. The capitalized product development costs are amortized on a straight-line amortization basis. The amortization begins in the year following capitalization.

Impairment of Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable in full or that the useful lives of these assets are no longer appropriate. Each impairment test is based on comparing the undiscounted future cash flows to the recorded value of the asset. The asset is written down to its estimated fair value if impairment is deemed to be indicated.

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

The carrying value of the Company’s current assets and liabilities is deemed to be their fair value due to their short-term maturity and realization. During the year ended December 31, 2022, the Company acquired warrant derivative liabilities, which are Level 3 financial instruments adjusted to fair market value on reporting dates. On March 31, 2025, and December 31, 2024, the warrant liabilities balances were $5,253 and $32,464, respectively. There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2025 or year ended December 31, 2024.

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

For the three months ended March 31, 2025, and 2024, the following outstanding stock was excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	March 31,
	2025	2024
	(Shares)	(Shares)
Series C Preferred Stock	3,288,135	3,384,135
Warrants	2,313,242	2,538,101
Total	5,601,377	5,922,236

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

As of March 31, 2025, and December 31, 2024, the Company did not record any amounts about uncertain tax positions.

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

Aggregate translation gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Gains on foreign exchange translation totaling $6 and losses of $10,904 were recognized during the three months ended March 31, 2025, and 2024, respectively.

	March 31,		December 31,
	2025	2024	2024
Period-end GBP£: U.S.$ exchange rate	1.2918	1.2684	1.2515
Weighted average GBP£: U.S.$ exchange rate	1.2806	1.2632	1.2781

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on how our Chief Financial Officer internally evaluates separate financial details, business activities, and management responsibility. Accordingly, the Company has one reportable segment, consisting of fees for App usage.

	Three Months Ended
	March 31,
Net sales:	2025	2024
North America	$641	$1,504
Europe	-	-
Totals	$641	$1,504

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2025	December 31, 2024
North America	$36,021	$36,593
Europe	1,142,233	1,145,944
Totals	$1,178,254	$1,181,944

Recent Accounting Pronouncements

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not expect the future adoption of any such pronouncements to have a material impact on our financial statements.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31,	December 31,
	2025	2024

UK VAT receivable	$6,669	$3,723
Total other receivables	$6,669	$3,723

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Motor vehicles	$-	$-
Computer equipment	16,554	16,038

Total property and equipment	16,554	16,038
Less: accumulated depreciation	(16,554)	(16,038)

Total property and equipment, net	$-	$-

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2025	2024
Intellectual properties	$3,383,147	$3,277,603
Patents	261,400	239,829
Capitalized acquisition costs	45,745	45,745

Total intellectual properties	3,690,292	3,563,177
Less: accumulated amortization	(2,512,038)	(2,381,233)

Total intellectual properties, net	$1,178,254	$1,181,944

●	Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, New Zealand, Canada, and Australia. The patent is pending in the European Union and the United Kingdom.

Patents on Contextual Enveloping of Dynamic Hypertext Links, Real-Time Data Processing, and Sensitive Data Protection are pending in the United States.

Patents are reported at cost, less accumulated amortization, and accumulated impairment loss. Costs include expenditures directly attributable to the acquisition of the asset. Once a patent has been granted and provides economic benefit to the Company, amortization is provided on a straight-line basis over the expected useful lives of 20 years for all patents.

●	Intellectual Property

Intellectual Property capitalizes the Company’s qualifying internal research and development costs. It is amortized over its useful life of 7 years and reported at cost less accumulated amortization and accumulated impairment loss.

Amortization expenses were $53,954 and $51,489 for the three months ended March 31, 2025, and 2024, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Director fees	$211,000	$211,000
Dividends payable	173,376	151,704
Other accruals	64,740	87,338
Settlement and severance	166,986	166,986
Salaries payable	1,197,959	1,106,974
Total Accrued liabilities	$1,814,061	$1,724,002

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	March 31,	December 31,
	2025	2024
Beginning balance Loans 1 - payable to Stephen Morris	$561,833	$125,910
Additions	89,786	435,923
Ending balance loan 1 – payable to Stephen Morris	651,619	561,833

Loan 2 - payable to Stephen Morris	560,756	543,262

Total loan payable to related parties	1,212,375	1,105,095

Less current portion	-	-

Total – non-current	$1,212,375	$1,105,095

●	Loan 1 (January 16, 2016) - Stephen Morris, Founder, CTO, and Chair.

On January 16, 2016, our wholly owned subsidiary, Bubblr Limited, entered into a Loan Agreement (the “Loan Agreement”) with Mr. Stephen Morris. The Loan Agreement is unsecured and does not carry any interest. It was payable on demand and is intended for working capital or as the Company deems appropriate. The Loan is available for drawing by the Company in multiple tranches.

On September 30, 2024, the parties desired to amend the loan such that the principal amount of the loan shall be due and payable by Borrower to Lender on the earlier of (i) the completion of an equity offering by Bubblr, Inc., for no less than $5,000,000, or (ii) three years from the date of this Amendment.

●	Loan 2 (September 7, 2022) - Stephen Morris, Founder, CTO, and Chair.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, carries no interest, is non-convertible, and is due upon maturity. The Loan is available for drawing by the Company in multiple tranches.

On September 30, 2024, the parties agreed to amend the loan, with the maturity date set three years from the date of this amendment.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Loans payable to Stephen Morris

Loans payable to related party transactions are disclosed in Note 7.

NOTE 9 – WARRANT LIABILITY

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 10) for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instruments should be classified as a liability due to reset provisions and variability in exercise price resulting in there being no fixed value or explicit limit to the number of shares to be delivered upon exercise. ASC 815 requires us to assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in fair market value as an income or expense item.

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year, based on management’s estimate of the expected future cash flows required to settle the liabilities. We used the Black-Scholes pricing model to calculate the fair value as of March 31, 2025. The Black-Scholes model requires three basic data inputs: the exercise or strike price, the time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the period ended March 31, 2025, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Three Months Ended
March 31, 2025
Expected term (years)	0.96 – 2.50
Expected average volatility	176% - 291%
Expected dividend yield	8.33%
Risk-free interest rate	1.50% - 5.19%

The following table summarizes the changes in the warrant liabilities during the three months ended March 31, 2025:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant liability December 31, 2024	$32,464
Addition of new warrants	$-
Change in fair value of warrant liability	(27,211)
Warrant liability as of March 31, 2025	$5,253

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series C Convertible Preferred Stock

On March 4, 2023, the Company filed a Certificate of Designation with the Wyoming Secretary of State, which established 2,000 shares of the Company’s Series C Convertible Preferred Stock with a Stated Value of $1,200 per share.

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

As of March 31, 2025, and December 31, 2024, the Company had 823 and 903 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or by proxy, on any matter on which action of the corporation’s stockholders is sought.

During the year ending December 31, 2024, the Company issued the following unregistered securities:

●	200,000 shares for Advisory Board services valued at $10,000.

During the three months ended March 31, 2025, the Company issued the following unregistered securities.

●	5,970,150 for the conversion of Series C Convertible Preferred Stock valued at $96,000

On March 31, 2025, and December 31, 2024, the Company had 165,860,597 and 159,890,447 shares of common stock issued and outstanding, respectively.

The above securities were issued in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended, and in reliance on the exception from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Warrants

The Company identified conversion features embedded within warrants issued during the three months ended March 31, 2023. The Company has determined that the conversion feature of the Warrants represents an embedded derivative, as the conversion price includes a reset provision that could result in adjustments to the redemption value and the number of shares issued upon exercise (see Note 9—Warrant Liability).

A summary of activity during the three months ended March 31, 2025, follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2024	2,538,101	$0.3160	3.23
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	(224,859)	0.3404	0.19
Outstanding, March 31, 2025	2,313,242	$0.3136	1.99

Exercisable Warrants, March 31, 2025	2,313,242	$0.3136	1.99

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2025:

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Value of Warrants
716,740	0.78	$0.3404	$243,978
472,205	0.39	0.3404	160,739
562,149	0.49	0.3503	196,921
281,074	0.25	0.2170	60,993
281,074	0.26	0.2236	62,848
2,313,242	2.17	$0.3136	$725,479

As of March 31, 2025, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

Equity Incentive Plan

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) and, unless earlier terminated, will continue until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan.

The 2022 Equity Incentive Plan aims to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is designed to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals whose judgment and special efforts are crucial to the successful operation of our business.

On July 9, 2024, 1,848,000 unvested options to purchase our Common Stock were forfeited upon termination of service.

On October 9, 2024, 4,872,000 options to purchase our Common Stock expired because they were not exercised within three months of the termination of service.

On October 17, 2024, the Company granted 8,305,000 options to purchase our Common Stock to executives, management, and professional service providers. Our Board of Directors determines the terms of the stock option grants and is consistent with our 2022 Equity Incentive Plan.

On October 17, 2024, the Company canceled and granted 500,000 options to purchase our Common Stock to a provider of professional services.

On January 14, 2025, 1,395,000 unvested options to purchase our Common Stock were forfeited upon termination of service.

Our Board of Directors determines the terms of stock option grants, which are consistent with our 2022 Equity Incentive Plan. Our stock option grant general policy is that options partially vest after 90 days of service, with the remaining options vesting monthly over a period of two years. The maximum term is ten years.

The following table summarizes the stock options activity for the three months ended March 31, 2025, and the year ended December 31, 2024:

	Number of Shares
	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Outstanding at the beginning of the year	17,380,000	14,400,000
Granted	-	10,200,000
Exercised	-	-
Forfeited	(1,395,000)	(1,848,000)
Expired\Cancelled	-	(5,372,000)
Outstanding at the end of the year	15,985,000	17,380,000
Exercisable	15,901,000	15,649,000
Weighted-average Exercise Price	$0.0989	$0.0937

Year Ended
December 31, 2024
Expected life in years	8.01 – 9.55
Risk-free interest rate	4.28%
Annual forfeiture rate	10%
Volatility	280%
Expected dividend yield	0%

The following table summarizes certain information regarding the Company’s non-vested shares:

Number of Shares

Non-vested as of December 31, 2023	1,731,000
Granted	-
Forfeited or expired	(1,395,000)
Vested	252,000

Non-vested as of December 31, 2024	588,000

The following table summarizes the stock options exercisable:

	Options	Options
	Outstanding	Exercisable

Number of shares	14,590,000	14,002,000
Weighted-average contractual life in years	8.75	8.75
Weighted-average price	$0.1059	$0.0989
Intrinsic value	$-	$-

The total intrinsic value of options is zero because the closing stock price was below the weighted average exercise value.

The Company recognized compensation costs of $40,887 and $108,985 for the three months ended March 31, 2025, and March 31, 2024, respectively.

There were $13,629 and $517,669 of unrecognized compensation costs for the three months ended March 31, 2025, and March 31, 2024, respectively. The cost related to non-vested share options, which we will realize over the next two months.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

●	Stephen Morris, Founder, Chief Technical Officer, and Director

On April 1, 2023, the Company agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share, representing a total value of $628,320, under the 2022 Incentive Plan. The options were fully vested as Mr. Morris had completed two years and three months of service.

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with Stephen Morris, reducing his annual base pay from $450,000 to $90,000 and requiring him to forfeit $270,000 of deferred compensation.

●	David Chetwood, Chief Financial Officer and Director

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with David Chetwood, reducing his annual base pay from $450,000 to $180,000 and requiring him to forfeit $236,200 of deferred compensation.

On October 17, 2024, the Company entered into a Third Amended Employment Agreement with David Chetwood, reducing his annual base pay from $180,000 to $90,000 and granting him a stock option of 3,000,000 shares for forfeiting compensation.

●	Tim Symonds, Chief Executive Officer and Director

On January 15, 2025, the Company entered into an Employment Agreement with Mr. Symonds, which will compensate him with an annual salary of $90,000 and will grant him 3,360,000 Stock Options ninety days after his hire date. The Stock Options will vest as follows: 70% within ninety days after the hire date and 30% monthly over the following two years of service.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 15, 2024, when the financial statements were available for issuance. The Company has determined that no subsequent events require further disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q of Bubblr, Inc. (hereinafter the “Company,” “Bubblr,” “BBLR,” “Ethical Web.AI,” “we,” “us,” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Forward-looking statements involve future risks and uncertainties, and some factors could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on numerous factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Key factors that may cause actual results to differ from projections include, for example:

●	our strategies, prospects, plans, expectations, forecasts, or objectives;
●	our ability to achieve marketable products and the costs and timing thereof;
●	acceptance of our products by our target market and our ability to compete in such a market;
●	our ability to raise additional financing when needed and the terms and timing thereof;
●	our ability to expand, protect, and maintain our intellectual property rights;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing, or the period for which our existing cash resources will be sufficient to meet our operating requirements;
●	our analysis of the target market for our platform;
●	the impact of pandemics and other adverse public health developments on our operations and our industry;
●	regulatory developments in the United States and other countries;
●	our compliance with all applicable laws, rules, and regulations, including those of the Securities and Exchange Commission, or SEC;
●	our ability to compete in the United States and internationally with more substantial companies;
●	general economic, business, political, and social conditions;
●	our reliance on and our ability to retain (and, if necessary, timely recruit and replace) our officers, directors, and key employees and their ability to timely and competently perform;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to manage the growth of our business;
●	our commercialization of our platform and marketing capabilities and strategies;
●	our ability to expand, protect, and maintain our intellectual property position;
●	the success of competing third-party platforms;
●	our ability to fully remediate our identified internal control material weaknesses;
●	our ability to comply with regulatory requirements relating to our business and the costs of compliance with those requirements;
●	the specific risk factors discussed under the heading “Risk Factors” set forth in this Annual Report; and
●	various other matters, many of which are beyond our control.

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

Business Overview

Bubblr, Inc., d/b/a Ethical Web AI (“EW”) is an artificial intelligence (“AI”) company that has patent-protected (granted and pending) intellectual properties. Following a sustained period of technical development led by its founder, Steve Morris, the Company is now entering the phase of revenue growth driven by the launch of a first enterprise product and the establishing of a new executive team. The founding development team has always looked to exploit commercial opportunities from emerging technology. The rapid rise of Generative AI in both the consumer and enterprise space is a good example of how EW’s combination of deep technological know-how and agile development methods can exploit market openings.

AI Vault

The use of Generative AI offers significant opportunities for enterprises to improve productivity by automating and enhancing a wide range of tasks and workflows. The Generative AI Enterprise market is still at a relatively early stage, but adoption of the main Large Language Models (“LLMs”) applications has been rapid, particularly ChatGPT. However, the key area of data security has yet to be fully addressed, with no clear guidelines or functionality in place to ensure that confidential corporate information is not uploaded into the prompts.

EW sees a clear market for a solution that allows an enterprise to leverage the productivity gains without the inherent risks to closely manage and monitor what type of information is shared to generate an output. This new solution is called AI Vault and is now being soft-launched. The target markets for this product are those companies that do not allow their staff to use generative AI products for fear of sensitive data leaving the building. Mainly due to data privacy and security concerns, many corporations have implemented bans on using Gen AI tools like ChatGPT. Despite these prohibitions, reports indicate that employees continue to use such tools clandestinely. A survey by Cisco revealed that 27% of organizations had banned generative AI applications. However, many employees admitted to inputting sensitive data into these tools, including non-public company information (48%) and employee information (45%).

We believe this market opportunity to be significant and are already well advanced in integrating with a global service provider to bundle our proposition within a broader services proposition. This will ensure extremely low customer acquisition costs and the opportunity to scale at an accelerated rate. Based on current pricing, we believe we can deliver a gross margin that will help drive the company towards being cash-flow positive.

AI Seek

Following the successful launch of this product in 2023, which is available in the Apple App Store, we will be driving a white label licensing model that drives towards new strategic partners who have a strong presence in Education and/or the K12 market. The ability to completely customize the search parameters to ensure a “safe” and trackable experience is a key differentiator. As with AI Vault above, we see the primary commercial approach as a partnership model, adapting the user interface and core search parameters to meet the needs of the license partner. We are looking to launch the first pilot in the third quarter of 2025.

Ethical Web Platform

The Ethical Web Search platform is the technical manifestation of patent No. 10977387. These apps search based on inventory, giving the user a current view and improved user experience. This platform continues to be a potentially transformative solution as white label play for significant technology players in key verticals. EW continues to explore potential commercial alliances that leverage the patented IP. The core functionality of the platform covers the following key areas:

●	The decentralization of control, revenue collection, and delivery allows a partner to build a global network of locally managed super apps that use the same database.
●	Ability to completely anonymize user data and suppress all behavioral data tracking
●	Ability to run an advertisement-free commercial model. Suppliers of goods and services can operate on a subscription-based model.

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

We have also filed another patent with the U.S. Patent Office (application number 18/376,101), which currently has a generic title of “computer-implemented method and system.” Again, this utility patent resolves a significant issue with existing foundation AI LLM, such as Chat GPT and Claude 2, whereby they cannot provide information that needs contemporaneous data. This is because the established AI LLMs have a training data database that was limited to some point in the past. For example, Chat GPT’s training data only goes up to September 2021. Claude 2 will be updating their training data to January 2023. This utility patent uses an internally trained AI LLM that identifies those search prompts that require contemporaneous data (for example, stock prices and sports data) and augments the prompt with the necessary contemporaneous data to radically improve the AI LLM’s output to include references to the required contemporaneous data. The technical manifestation of this patent is delivered in version 4 and beyond of our AI Seek consumer app.

Competition

The enterprise Gen AI market for security products is at a very early stage, with no clear established players. The known providers are marketing solutions that require significant levels of integration and bespoke development.

Our competitors may announce new products, services, or enhancements that better address changing industry standards or the needs of users, such as mobile access or different market focus. Such increased competition could lead to pressure on pricing, loss of business, or decreased user activity, any of which could adversely impact our business and operating results.

We believe that we possess competitive strengths and protection through our intellectual property, which is defensible under the umbrella of our granted patents.

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

Employees

As of May 15, 2025, we have one full-time non-union employee in the United States and four non-union employees outside the United States.

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

Compliance after Termination of Emerging Growth Company Status

After our emerging growth company status is terminated, we cannot take advantage of the reduced or scaled disclosure requirements described in subparagraphs 1 and 4 above. However, in the event we are a “smaller reporting company,” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended after our emerging growth company status has terminated, we will still be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 2. and 3., above, for as long as we continue to have smaller reporting company status.

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

Results of Operation

	Three Months Ended March 31,		Changes
	2025	2024	Amount	%

Revenue
Net sales	$641	$1,504	$(863)	-57%
Cost of sales	-	622	(622)	-100%
Gross profit	641	882	(241)	-27%

Operating Expenses
General and administrative	165,022	310,068	(145,046)	-47%
Professional fees	20,622	8,028	12,594	157%
Sales and marketing	10,496	18,173	(7,677)	-42%
Amortization and depreciation	53,954	53,991	(37)	0%
Research and development	56,385	47,865	8,520	18%
Total operating expense	306,479	438,125	(131,646)	-30%

Operating loss	(305,838)	(437,243)	131,405	-30%

Other income (expense)
Other income	3	1,478	(1,475)	-100%
Interest expense	-	(3,592)	3,592	100%
Disposal of fixed assets	-	(9,355)	9,355	100%
Gain on change in fair value of warrant derivative liability	27,211	(1,251)	28,462	-2,275%
Foreign currency transaction (loss) gain	68	(10,904)	10,972	-101%
Total other income (expense)	27,282	(23,624)	50,906	-215%

Net loss before income tax	(278,556)	(460,867)	182,312	-40%
		-
Provision for income tax	-	-	-	-

Net loss after income tax	$(278,556)	$(460,867)	$182,312	-40%

Three months ended March 31, 2025, compared to three months ended March 31, 2024

Revenues: We will not achieve higher revenues until we further develop, market, support, and deliver our products and service offerings. Despite our efforts, we cannot guarantee achieving significant revenues.

General and Administrative—General and administrative expenses primarily consist of compensation and costs associated with non-specific business activities. These include office costs, computer software, and telecoms. The decrease is mainly due to the termination of executives in July 2024.

Professional Fees – Professional fees encompass costs associated with legal, accounting, and consulting services.

Sales and Marketing – Sales and marketing costs are explicitly incurred in relation to fees and expenses for investor relations, advertising, marketing, press releases, and public relations.

Amortization and depreciation – Amortization is related to patents and intellectual property held by the UK subsidiary, Bubblr Ltd.

Research and Development – Costs incurred in developing the Company’s products include those associated with salaries and benefits for development staff, external contractors, and specialist software for product development.

Other Income (Expense) – The majority of other income and expense consists of the gain and losses on the change in fair value of warrant derivative liability and foreign currency translation gains.

Gain (loss) on change in fair value of warrant derivative liability – The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 10) for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires us to assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in fair market value as other income or expense item.

The average exercise price for warrants determined at issue is $0.32 per share. If the warrants were exercised on March 31, 2025, the Company would realize a gain due to the difference between the cash received upon conversion and the issue cost to the Company of $0.006 per share, which is the fair market value of the common stock on March 31, 2025.

Foreign currency translation gain (loss): Gains and losses in foreign currency translation result from fluctuations in the exchange rates of the U.S. dollar and the British pound sterling.

Liquidity and Capital Resources

The following table provides selected financial data about our Company:

	March 31, 2025	December 31, 2024	Change	%

Current Assets	$9,211	$44,907	$(35,696)	-79%
Current Liabilities	2,200,249	2,045,276	154,973	8%

Working Capital Deficit	$(2,191,038)	(2,000,369)	$(190,669)	10%

Current Assets

Current assets consist of cash and other receivables. The decrease in current assets was primarily due to the timing of funds received from related-party loans in late 2024.

Current Liabilities

Current Liabilities consist of accounts payable, accrued liabilities, and loans.

The increase in current liabilities was primarily due to increases in accrued director fees, dividends payable, and salaries, offset by a decrease in the current portion of related party loans.

Working Capital Deficit

The working capital deficit increased by $190,669 over the three months ended March 31, 2025.

Liquidity

Over the last three years and as of the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. We will need to obtain capital to continue operations, but there is no assurance that we can secure such funding on acceptable terms.

As no significant revenues are generated from our current operations, we will require additional debt or capital to continue operating and expanding our business. Sources of additional financing or arrangements with third parties may include equity or debt financing, bank loans, related-party loans, or revolving credit facilities. We may not successfully locate suitable financing transactions within the required period, and we may not be able to obtain the required capital through alternative means. Unless we can attract additional investment, our ability to operate as a going concern is in doubt.

We voluntarily file annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) have imposed various requirements on public companies, including requiring changes in corporate governance practices. We anticipate that these rules and regulations will increase our legal and financial compliance costs and render some of our activities more time-consuming and costly. We will need capital investment to comply with the Exchange Act requirements.

If we cannot obtain sufficient additional capital, we may be forced to cease filing our SEC reports and cease operations altogether. Suppose we get additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations. In that case, the percentage ownership of our stockholders will be reduced, and stockholders may experience additional dilution. Equity securities may have rights, preferences, or privileges that are senior to common stock.

Cash Flow

	March 31, 2025	December 31, 2024	Change	%

Cash used in Operating activities	$(96,091)	$(118,164)	$22,073	-19%
Cash (used) in provided by Investing Activities	(13,728)	1,394	(15,122)	-1,085%
Cash provided by Financing Activities	71,073	92,465	(21,392)	-23%

Cash on Hand	$2,542	951	$1,591	167%

Operating Activities

The decrease in net cash used in operating activities was primarily due to an increase in accrued liabilities.

Investing Activities

The net cash used in investing activities was for Patents.

Financing Activities

The increase in net cash provided by financing activities was primarily due to the rise in related-party loans.

Cash on Hand

The Company is currently exploring future fundraising options, including equity, debt, and the sale of/or the licensing of the Company’s Patent(s) and IP, with a holdback of the Company’s rights to use the IP to secure funding for operations. If we cannot secure additional financing, the implementation of our business plan will be impaired. There can be no assurance that such additional funding will be available to us on acceptable terms or at all.

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

Stock-Based Compensation

The Company accounts for stock-based compensation per ASC Topic 718 Compensation-Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expenses in the financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Stock Options awarded as compensation per the Company’s 2022 Equity Incentive Plan are deemed unissued until vested. Stock Option compensation is recognized as an expense over the vesting period. Awards forfeited due to the unfulfillment of obligations, such as termination of employment before the award is fully vested, for no cash or other consideration, are not recognized as an expense, and any previously recognized costs are reversed in the period of forfeiture.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the three months ended March 31, 2025, and 2024, included herein.

Off-Balance Sheet Arrangements

As of March 31, 2025, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO, who serves as our principal executive officer, and our CFO, who serves as our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2025. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting

Our CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. An evaluation was conducted to assess the effectiveness of our internal control over financial reporting. The evaluation was based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Due to the inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any effectiveness evaluation in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Based on our evaluation under the criteria outlined in the 2013 Internal Control-Integrated Framework, our management concluded that as of March 31, 2025, our internal control over financial reporting was not practical because of the identification of material weaknesses described as follows:

●	We do not have sufficient segregation of duties within accounting functions, which is an essential internal control. Due to our size and nature, it may not always be possible or economically feasible to segregate all conflicting duties. However, to the greatest extent possible, individuals should initiate and record transactions separately. Management evaluated the impact of our failure to segregate duties on our disclosure controls and procedures assessment and concluded that the resulting control deficiency represented a material weakness.

●	We have insufficient personnel with the requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee, compensation committee, or an outside independent director on our board of directors. This results in ineffective oversight in establishing and monitoring required internal controls and procedures.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Management is committed to improving its internal controls when we have adequate resources. We will appoint independent directors and establish an audit committee and compensation committee. Due to these material weaknesses, misstatements that could be material to the annual or interim consolidated financial statements may occur, which would not be prevented or detected during our financial close and reporting process.

Our Company plans to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have been unable to remediate the material weaknesses identified above. To remediate such flaws, we plan to implement the following changes:

1.	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and
2.	adopt sufficient written policies and procedures for accounting and financial reporting, and
3.	appoint an audit committee.

The remediation efforts outlined are primarily dependent on securing additional financing or revenue to cover the costs of implementing the required changes. Remediation efforts may be materially affected if we do not secure such funds.

Changes in Internal Control over Financial Reporting

In the three months ended March 31, 2025, there were no material changes in our internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

In the three months ended March 31, 2025, the Company did not issue unregistered securities:

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials are from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUBBLR, INC.

Date: May 15, 2025	/s/ Tom Symonds
Tom Symonds
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	/s/ David Chetwood
David Chetwood
Chief Financial Officer (Principal Accounting and Financial Officer)

