Form 10-Q
period 2025-06-30
Bubblr Inc.
filed 2025-08-04
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-260902

Bubblr, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	86-2355916
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 N. Gould St., Ste. R

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 4, 2025, there were 173,360,597 outstanding shares of the registrant’s Common Stock, $0.01 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of June 30, 2025 (unaudited), and December 31, 2024;
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 (unaudited), and June 30, 2024;
F-4	Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 (unaudited), and June 30, 2024;
F-5	Consolidated Statements of Cash Flows for the six months ended June 30, 2025 (unaudited), and 2024; and;
F-6	Notes Consolidated Financial Statements.

The consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2025, are not necessarily indicative of the results that can be expected for the full year ended December 31, 2025.

3

BUBBLR INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

BUBBLR INC.

Consolidated Balance Sheets

	(Unaudited) June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$4,104	$41,184
Other receivables	4,858	3,723
Total current assets	8,962	44,907

Non-current Assets:
Intangible assets, net	1,348,423	1,181,944
Total non-current assets	1,348,423	1,181,944
TOTAL ASSETS	$1,357,385	$1,226,851

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$402,115	$321,274
Accrued liabilities	1,812,890	1,724,002
Convertible debt	173,563	-
Total current liabilities	2,388,568	2,045,276

Non-current Liabilities:
Loan payable – related party, non-current portion	1,279,490	1,105,095
Warrant derivative liability	21,611	32,464
Total non-current liabilities	1,301,101	1,137,559

Total Liabilities	3,689,669	3,182,835

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 804 and 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 173,360,597 and 159,890,447 shares issued and outstanding	1,733,606	1,598,904
Additional paid-in capital	13,174,160	13,090,218
Accumulated deficit	(17,511,548)	(17,012,492)
Accumulated other comprehensive income	271,497	367,385
Total Stockholders’ Equity (Deficit)	(2,332,284)	(1,955,984
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,357,385	$1,226,851

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Sales	$712	$1,168	$1,353	$2,672
Cost of sales	100	389	100	1,011
Gross profit	$612	$779	$1,253	$1,661

Operating Expenses
General and administrative	$147,028	$321,601	$312,050	$631,669
Professional fees	13,567	45,025	30,347	53,053
Sales and marketing	71,460	(6,228)	85,798	11,945
Amortization and depreciation	55,394	307,143	109,348	361,134
Research and development	64,547	49,773	120,932	97,638
Total operating expense	351,996	717,314	658,475	1,155,439

Operating loss	(351,384)	(716,535)	(657,222)	(1,153,778)

Other income (expense)
Other income	-	12,569	3	14,047
Interest expense	(4,017)	(2,527)	(4,017)	(6,119)
Disposal of fixed assets	-	24	-	(9,331)
Gain (loss) on change in fair value of warrant derivative liability	(16,358)	21,052	10,853	19,801
Foreign currency transaction (loss) gain	(445)	10,916	(377)	12
Total other income (expense)	(20,820)	42,034	6,462	18,410

Net loss before income tax	$(372,204)	$(674,501)	$(650,760)	$(1,135,368)
Provision for income tax	-	-	-	-
Net loss	$(372,204)	$(674,501)	$(650,760)	$(1,135,368)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(80,801)	(10,880)	(95,888)	3,596
Total other comprehensive income (loss)	(80,801)	(10,880)	(95,888)	3,596

Net comprehensive loss	$(453,005)	$(685,381)	$(746,648)	$(1,131,772)

Net loss per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic, and diluted	170,860,597	159,690,447	168,360,597	159,690,447

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statements of Changes in Stockholders’ Deficit

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance -December 31, 2023	903	$1	159,690,904	$1,596,904	$13,168,915	$(15,612,775)	$350,830	$(496,125)
Vesting of share options					108,990			108,990
Dividend Series C Preferred Shares						(21,673)		(21,673)
Net Loss						(460,867)		(460,867)
Other comprehensive income							14,476	14,476
Balance March 31, 2024	903	$1	159,690,447	$1,596,904	$13,277,905	$(16,095,315)	$365,306	$(855,199)
Vesting of share options					108,990			108,990
Dividend Series C Preferred Shares						(21,673)		(21,673)
Net Loss						(674,501)		(674,501)
Other comprehensive income							(10,880)	(10,880)
Balance June 30, 2024	903	$1	159,690,447	$1,596,904	$13,386,895	$(16,791,489)	$354,426	$(1,453,263)
Balance December 31, 2024	903	$1	159,890,447	$1,598,904	$13,090,218	$(17,012,492)	$367,385	$(1,955,984)
Issuance of common shares for series C preferred shares conversion	(80)		5,970,150	59,702	(59,702)
Vesting of Share Options					40,887			40,887
Dividend Series C Preferred Shares						(21,672)		(21,672)
Net Loss						(278,556)		(278,556)
Other comprehensive income							(15,087)	(15,087)
Balance March 31, 2025	823	$1	165,860,597	$1,658,606	$13,071,403	$(17,312,720)	$352,298	$(2,230,412)
Issuance of common shares for series C preferred shares conversion	(19)		7,500,00	75,000	(75,000)
Vesting of Share Options					177,757			177,757
Dividend Series C Preferred Shares						173,376		173,376
Net Loss						(372,204)		(372,204)
Other comprehensive income							(80,801)	(80,801)
Balance June 30, 2025	804	$1	173,360,597	$1,733,606	$13,174,160	$(17,511,548)	$271,497	$(2,332,284)

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Cashflows

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(650,760)	$(1,135,368)
Adjustments for:
Net loss to net cash used in operating activities:
Vesting of stock-based compensation	218,644	217,980
Change in fair value of warrant derivative liability	(10,853)	(19,801)
Disposal of fixed assets	-	9,331
Amortization of intangible assets	109,348	357,177
Depreciation	-	3,958
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(714)	85,195
Increase in accounts payable	66,169	5,311
Increase in accrued liabilities.	195,547	345,207
Net cash used in operating activities	(72,619)	(131,010)

Cash flows from investing activities
Purchase of intangible assets	(157,132)	(11,907)
Proceeds from the sale of fixed assets	-	16,916
Net cash used in investing activities	(157,132)	5,009

Cash flows from financing activities
Repayment of loans payable	-	(12,532)
Repayment of loans payable - related party		(28,718)
Proceeds from loans payable - related party	59,137	160,656
Proceeds from convertible loan notes	173,563	-
Net cash provided by financing activities	232,700	119,406

Effects of exchange rate changes on cash	(40,029)	(284)

Net Change in Cash	(37,080)	(6,879)
Cash - Beginning of Period	41,184	7,668
Cash - End of Period	$4,104	$789

Supplemental information:
Cash paid for interest	$-	$8,391
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On March 26, 2020, Bubblr Holdings Ltd. (a UK company incorporated on December 6, 2016) merged into U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation established on October 22, 2019, and became a wholly owned subsidiary of UWRL. Subsequently, on March 30, 2021, the Company’s corporate name was officially changed to Bubblr, Inc. (“the Company”).

Bubblr, Inc., d/b/a Ethical Web AI (“EW”), is an artificial intelligence (“AI”) corporation that holds patent-protected intellectual property, including both granted and pending patents. After a comprehensive period of technical development, the Company is now commencing its revenue growth phase, driven by the launch of its first enterprise product.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which assume the Company’s ongoing operations as a going concern. The Company incurred a net comprehensive loss of $746,648 during the six months ended June 30, 2025, and has an accumulated deficit of $17,511,548 as of June 30, 2025. Furthermore, as of June 30, 2025, current liabilities exceed current assets by $2,379,606.

Management intends to secure additional operating funds through equity or debt offerings. However, success in this endeavor is not guaranteed.

There are no assurances that the Company will be able to (1) attain a revenue level sufficient to generate adequate cash flow from operations or (2) secure additional financing through private placements, public offerings, or loans necessary to support its working capital requirements. If funds from operations and any private placements, public offerings, or loans prove insufficient, the Company will need to explore alternative sources of working capital. No guarantee exists that such financing will be available, or if available, on terms acceptable to the Company. Failure to obtain sufficient working capital may compel the Company to reduce or cease its operations.

Due to uncertainties related to these issues, significant doubt persists regarding the company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments regarding the recoverability or classification of asset values, nor the amounts and classifications of liabilities that might arise if the Company is unable to maintain its operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business

The accompanying consolidated interim financial statements incorporate the accounts of the Company and its subsidiaries: Bubblr Holdings Limited and Bubblr Limited.

Principles of Consolidation

The consolidated financial statements encompass the accounts of Bubblr, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated during the consolidation process.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of our operations for the six months ending June 30, 2025, do not inherently forecast the results anticipated for the entire fiscal year concluding December 31, 2025, or any other specified period. These consolidated financial statements should be reviewed in conjunction with our financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ending December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2025.

Use of Estimates

The preparation of consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that influence the reported values of assets and liabilities, as well as the disclosure of contingent assets and liabilities as of the date of the financial statements, and the expenses recognized during the reporting period. Some of these judgments may be subjective and complex, potentially leading to actual outcomes that differ from these estimates.

Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in business conditions suggest that the carrying amount may not be fully recoverable, or that the assets’ useful lives are no longer appropriate. Each impairment evaluation involves comparing the undiscounted future cash flows with the recorded value of the asset. If impairment is indicated, the asset is adjusted downward to its estimated fair value.

Intangible Assets - Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” encompasses software integrated into a product or process intended for sale to a customer and should be accounted for in accordance with Subtopic 985-20. Our products incorporate embedded software developed internally by Bubblr, which constitutes a critical component of these products due to its role in facilitating communication among various components. The functionality of the products is dependent on this coding.

The expenditure associated with product development is capitalized once technological feasibility is achieved. Such costs encompass subcontractor fees, personnel wages, and other related expenses incurred during the development phase. The Company regards technological feasibility as achieved once all high-risk development challenges are addressed. Upon the product’s availability for general release to the Company’s customers, the capitalization of development costs is discontinued, and any additional expenses incurred thereafter are recognized as expenses. The capitalized costs are amortized on a straight-line basis, commencing in the year following capitalization.

Impairment of Assets

Long-lived assets are subject to impairment testing whenever events or changes in business circumstances suggest that their carrying amounts may no longer be fully recoverable or that their useful lives are no longer appropriate. Each impairment assessment entails comparing the undiscounted future cash flows with the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 establishes a fair value hierarchy that assigns priority to the inputs utilized in valuation techniques for determining fair value. The hierarchy designates the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy as outlined in ASC 820 are described below.

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Quoted prices in non-active or active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are not directly observable but are corroborated by observable market data.

Level 3 - Prices or valuations that require inputs that are significant to fair value measurement and unobservable.

The carrying value of the Company’s current assets and liabilities is considered equivalent to their fair value due to their short-term maturity and realizability. Throughout the fiscal year ending December 31, 2022, the Company issued warrant derivative liabilities, which are classified as Level 3 financial instruments and are adjusted to their fair market value on reporting dates. As of June 30, 2025, and December 31, 2024, the balances of warrant liabilities were $21,611 and $32,464, respectively. There were no changes in the fair value hierarchy levels during the six months ended June 30, 2025, or the year ended December 31, 2024.

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement, net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its shares (either physical or net-share). Contracts that (1) require net-cash settlement (including cases where the contract must be settled in cash if an event occurs outside the Company’s control), (2) provide the counterparty with a choice between net-cash settlement or settlement in shares (physical or net-share), or (3) contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company evaluates the classification of its common stock purchase warrants and other derivatives at each reporting date to determine if a change from liabilities to equity is necessary.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation–Stock Compensation,” which establishes accounting and reporting standards for all share-based payment transactions involving employee and non-employee services. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expenses in the financial statements based on the fair values of the stock awards on the grant date. This expense is recognized over the period needed to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Basic and Diluted Net Loss per Common Share

Pursuant to ASC 260, “Earnings per Share,” basic net income and net loss per share are calculated by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share are the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect because of our ongoing net losses.

For the six months ended June 30, 2025, and 2024, the following outstanding stock was excluded from the calculation of diluted net loss per share as the result was anti-dilutive.

	June 30,
	2025	2024
	(Shares)	(Shares)
Series C Preferred Stock	3,265,335	3,384,135
Warrants	2,259,837	2,538,101
Total	5,525,172	5,922,236

Income Taxes

The Company accounts for income taxes using the asset and liability method, as outlined in ASC 740, “Income Taxes.” The asset and liability method stipulates that deferred tax assets and liabilities are recognized for anticipated future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities, as well as for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are assessed based on the prevailing tax rates and laws expected to be in effect at the time when the differences are anticipated to reverse. The Company maintains a valuation allowance to reduce deferred tax assets to the amount it considers more likely than not to be realized.

As of June 30, 2025, and December 31, 2024, the Company did not record any amounts for uncertain tax positions.

Foreign Currency Translations

The functional currency of the company’s international subsidiaries is primarily their local currency, namely the British Pound (GBP). Assets and liabilities expressed in local currency are converted at the prevailing exchange rates on the balance sheet date. Conversely, revenues and expenses denominated in local currency are converted at the weighted average exchange rates applicable to the relevant period. Equity accounts are translated using historical rates. The resulting translation adjustments are properly recorded directly within accumulated other comprehensive income.

Aggregate translation gains or losses, including those associated with foreign-denominated cash and cash equivalents and the remeasurement of specific inter-company balances, are incorporated into the statement of operations as other income and expenses. Losses arising from foreign exchange translation, totaling $95,888 was recognized during the six-month period ending June 30, 2025, and a gain of $3,596 was recognized in the six-month period ended June 30, 2024, respectively.

	Six Months Ended June 30,		December 31,
	2025	2024	2024
Period-end GBP£: U.S.$ exchange rate	1.3779	1.2649	1.2515
Weighted average GBP.£: U.S.$ exchange rate	1.2979	1.2651	1.2781

	Three Months Ended June 30,
	2025	2024
Weighted average GBP.£: U.S.$ exchange rate	1.3357	1.2618

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” mandates that publicly traded entities disclose financial and descriptive information regarding their reportable operating segments. The Company delineates its operating segments based on an internal evaluation conducted by our Chief Financial Officer, focusing on distinct financial data, business operations, and managerial responsibilities. Consequently, the Company maintains a single reportable segment, encompassing fees related to App usage.

	Six Months Ended
	June 30,
Net sales:	2025	2024
North America	$1,353	$2,672
Europe	-	-
Totals	$1,353	$2,672

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2025	December 31, 2024
North America	$35,449	$36,593
Europe	1,312,974	1,145,944
Totals	$1,348,423	$1,181,944

Recent Accounting Pronouncements

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not anticipate that the future adoption of any such pronouncements will have a material impact on our financial statements.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30,	December 31,
	2025	2024

UK VAT receivable	$4,858	$3,723
Total other receivables	$4,858	$3,723

NOTE 4 - PROPERTY AND EQUIPMENT

None

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2025	2024
Intellectual properties	$3,754,908	$3,277,603
Patents	284,598	239,829
Capitalized acquisition costs	45,745	45,745

Total intellectual properties	4,085,251	3,563,177
Less: accumulated amortization	(2,736,828)	(2,381,233)

Total intellectual properties, net	$1,348,423	$1,181,944

●	Patents

A patent for the Internet-Search Mechanism (“IBSM”) has been granted in the United States, as well as in several other countries, including South Africa, New Zealand, Canada, and Australia. The patent is currently pending approval in the European Union and the United Kingdom.

Patents related to the contextual encapsulation of dynamic hypertext links, real-time data processing, and the protection of sensitive data are currently pending approval in the United States.

Patents are recorded at their acquisition cost minus accumulated amortization and impairment losses. Costs include expenses directly associated with acquiring the asset. Following the grant of the patent and the commencement of economic benefits to the Company, amortization is systematically conducted using the straight-line method over 20 years, representing the expected useful life of the patent.

●	Intellectual Property

Intellectual property records the Company’s qualifying internal research and development expenses. It is amortized over a useful life of seven years and reported at cost minus accumulated amortization and impairment losses.

Amortization expenses totaled $109,348 and $357,177 for the six months ended June 30, 2025, and 2024, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Director fees	$211,000	$211,000
Dividends payable	-	151,704
Interest payable	3,913	-
Other accruals	74,815	87,338
Salaries payable	1,356,176	1,106,974
Settlements payable	166,986	166,986
Total Accrued liabilities	$1,812,890	$1,724,002

NOTE 7 – CONVERTIBLE DEBT

The Company had the following loan notes payable:

	June 30,	December 31,
	2025	2024
Beginning balance loan notes	$-	$-
Additions	173,563	-
Closing balance loan notes	$173,563	$-

During the six months ending June 30, 2025, the Company approved the issuance of $500,000 in convertible loan notes to investors. These notes accrue interest at an annual rate of 18%. The maturity date is twelve months from the date of issuance. The Company reserves the right to prepay the notes at any time without penalties.

If the Company fails to discharge the principal and interest in cash by the maturity date of the note, the notes may be subject to extension or conversion into the Company’s common stock. The conversion price shall be determined as the lesser of: (a) 80% of the lowest closing bid price for the Company’s common stock over the fifteen days preceding the conversion date; (b) $0.025 per share for investments up to £10,000; (c) $0.02 per share for investments greater than £10,000 and less than £25,000; or (d) £0.015 for investments exceeding £25,000.

The outstanding principal and interest shall automatically convert into shares of common stock upon the occurrence of any of the following events: (a) a qualified initial public offering (IPO) exceeding five million dollars, (b) a change of control, or (c) three months of sustained revenue totaling at least two hundred fifty thousand dollars per month.

As of June 30, 2025, the outstanding principal on the convertible loan notes amounts to $173,563, with accrued interest totaling $3,913. The short-term convertible loan notes are categorized as current liabilities on the balance sheet owing to their impending maturity date.

NOTE 8 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	June 30,	December 31,
	2025	2024
Beginning balance Loans 1 - payable to Stephen Morris	$561,833	$125,910
Additions	119,526	435,923
Ending balance loan 1 – payable to Stephen Morris	681,359	561,833

Loan 2 - payable to Stephen Morris	598,131	543,262

Total loan payable to related parties	1,279,490	1,105,095

Less current portion	-	-

Total – non-current	$1,279,490	$1,105,095

●	Loan 1 (January 16, 2016) - Stephen Morris, Founder, CTO, and Chair.

On January 16, 2016, our wholly owned subsidiary, Bubblr Limited, executed a Loan Agreement (the “Loan Agreement”) with Mr. Stephen Morris. The Loan Agreement is unsecured and does not bear interest. It was payable upon demand and is designated for working capital or as determined appropriate by the Company. The Loan is available for the Company to draw in multiple tranches.

On September 30, 2024, the parties amended the loan agreement such that the principal amount shall become due and payable by the Borrower to the Lender upon the occurrence of the earliest event, either (i) the completion of an equity offering by Bubblr, Inc., with a minimum raise of $5,000,000, or (ii) three years from the date of this Amendment.

●	Loan 2 (September 7, 2022) - Stephen Morris, Founder, CTO, and Chair.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, bears no interest, is non-convertible, and is due upon maturity. The Loan is available for the Company to draw in multiple tranches.

On September 30, 2024, the parties consented to amend the loan agreement, setting the maturity date three years after the date of this modification.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Loans payable to Stephen Morris

Loans payable to related party transactions are disclosed in Note 8.

NOTE 10 – WARRANT LIABILITY

The Company assessed the warrants issued in connection with the Series C Convertible Preferred Stock (refer to Note 11) concerning derivative accounting considerations under ASC 815, Derivatives and Hedging. It was determined that the instruments should be classified as liabilities due to reset provisions and variability in exercise price. Consequently, there is no fixed value or explicit cap on the number of shares to be delivered upon exercise. ASC 815 requires the determination of the fair market value of the derivative liability at the end of each reporting period, with any changes in fair market value recognized as income or expense.

The Company classified our warrant liabilities as a Level 3 fair value measurement during the fiscal year, based on management’s estimation of the anticipated future cash flows required to settle the liabilities. The fair value as of June 30, 2025, was determined using the Black-Scholes pricing model. This model necessitates three primary data inputs: the exercise or strike price, the time remaining until expiration, the risk-free interest rate, the current stock price, the projected volatility of the stock, and the dividend rate. Variations in these inputs could lead to a higher or lower fair value. The fair value of each warrant is estimated utilizing the Black-Scholes valuation model.

On June 30, 2025, the estimated fair values of warrant liabilities are as follows:

Six Months Ended
June 30, 2025
Expected term (years)	0.96 - 2.50
Expected average volatility	176% - 291%
Expected dividend yield	8.33%
Risk-free interest rate	1.50% - 5.19%

The following table summarizes the changes in the warrant liabilities during the six months ended June 30, 2025:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant liability December 31, 2024	$32,464
Addition of new warrants	$-
Change in fair value of warrant liability	(10,853)
Warrant liability as of June 30, 2025	$21,611

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares, each with a par value of $0.001 per share. The Board of Directors is granted the authority to divide the authorized preferred shares into one or more series, each of which shall be designated to distinguish the shares of that series from all other series and classes.

Series C Convertible Preferred Stock

On March 4, 2023, the Company filed a Certificate of Designation with the Wyoming Secretary of State, establishing 2,000 shares of the Company’s Series C Convertible Preferred Stock with a Stated Value of $1,200 per share.

The Company reserves the right to redeem Series C Convertible Preferred Stock in accordance with the following schedule.

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

The Series C Convertible Preferred Stock shall have voting rights alongside the common stock on an as-converted basis, subject to the Beneficial Ownership Limitations as outlined in the Certificate of Designation.

Each share of the Series C Convertible Preferred Stock can be converted at any time after issuance, at the Holder’s option, into shares of Common Stock (subject to Beneficial Ownership Limitations), determined by dividing the Stated Value of $1,200 per share by the Conversion Price of $0.3202.

As of June 30, 2025, and December 31, 2024, the Company had 804 and 903 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 3,000,000,000 common shares with a par value of $0.01 per share. Each common share grants the holder one vote, in person or by proxy, on any matter requiring a vote of the corporation’s stockholders.

During the year ended December 31, 2024, the Company issued the following unregistered securities:

●	200,000 shares for Advisory Board services valued at $10,000.

During the six months ended June 30, 2025, the Company issued the following unregistered securities.

●	13,470,150 shares for the conversion of Series C Convertible Preferred Stock valued at $118,800

On June 30, 2025, and December 31, 2024, the Company had 173,360,597 and 159,890,447 shares of common stock issued and outstanding, respectively.

The securities, as previously indicated, were issued pursuant to the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended. Additionally, they are exempt from registration under Regulation S, promulgated under the Securities Act of 1933.

Warrants

The Company identified embedded conversion features within warrants issued during the six months ending June 30, 2025. It has been determined that the conversion feature constitutes an embedded derivative, owing to the inclusion of a reset provision in the conversion price, which could result in adjustments to both the redemption value and the number of shares issued upon exercise (refer to Note 10—Warrant Liability).

A summary of activity during the six months ended June 30, 2025, follows:

	Warrants Outstanding
		Weighted Average	Weighted Average
	Number of Warrants	Exercise Price	Remaining life (years)

Outstanding, December 31, 2024	2,538,101	$0.3160	2.50
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	(278,264)	(0.0030)	(0.55)
Outstanding, June 30, 2025	2,259,837	$0.3130	1.95

Exercisable Warrants, June 30, 2025	2,259,837	$0.3130	1.95

The following table outlines details of outstanding and exercisable warrants as of June 30, 2025.

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Value of Warrants
663,335	0.69	$0.3404	$225,799
472,205	0.35	0.3404	160,739
562,149	0.44	0.3503	196,921
281,074	0.23	0.2170	60,993
281,074	0.24	0.2236	62,848
2,259,837	1.95	$0.3130	$707,300

As of June 30, 2025, the intrinsic value of the warrants is zero, as the Company’s stock price was below the warrant exercise price.

Equity Incentive Plans

On May 25, 2022, our board of directors and majority shareholders approved the adoption of Bubblr, Inc. The 2022 Equity Incentive Plan (the “2022 Plan”) will remain in effect, unless terminated earlier, until May 25, 2032. Up to 28,400,000 shares of common stock may be issued under the 2022 Plan.

The 2022 Plan aims to enhance our ongoing financial stability and increase shareholder value by motivating performance through incentive compensation. It is designed to encourage participants to acquire and maintain ownership interests in our organization, while also attracting and retaining talented individuals whose judgment and efforts are essential to the successful operation of our enterprise.

On July 9, 2024, a total of 1,848,000 unvested stock options to purchase our Common Stock were forfeited following the termination of employment.

On October 9, 2024, 4,872,000 options to purchase our Common Stock expired because they were not exercised within three months after the end of the service period.

On October 17, 2024, the Company granted 8,305,000 stock options to its executives, management, and professional service providers to acquire our Common Stock. The Board of Directors is responsible for establishing the terms governing these stock option grants, ensuring their compliance with the provisions outlined in our 2022 Plan.

On October 17, 2024, the Company canceled and granted 500,000 options to purchase our Common Stock to a provider of professional services.

On January 14, 2025, an executive forfeited 1,395,000 unvested options to purchase our common stock upon termination of service.

On April 4, 2025, our Board of Directors authorized the implementation of the Bubblr, Inc. 2025 Employee and Consultant Stock Plan (“2025 Plan”), which shall remain in effect until April 4, 2035, unless terminated sooner. A maximum of 30,000,000 shares of common stock may be issued pursuant to the 2025 Plan.

The Board of Directors establishes the criteria for allocating stock options, aligning with the stipulations outlined in our 2022 and 2025 Plans. Our overarching policy for granting stock options stipulates that a portion of the options vests after 90 days of service, with the remainder vesting incrementally over the next two years. The maximum validity period for the options is ten years.

On April 15, 2025, the Company issued 3,360,000 stock options to an executive for the purchase of our Common Stock. The terms of these stock option grants are established by the Board of Directors and are governed by the provisions of our 2022 Plan.

On May 20, 2025, the Company awarded 2,750,000 options to purchase our Common Stock to consultants. The terms of the stock option grants are established by our Board of Directors and are aligned with the provisions of our 2025 Plan.

On June 11, 2025, the Company conferred 500,000 stock options to an employee to acquire our Common Stock. Our Board of Directors establishes the terms of these stock option grants in accordance with the provisions of our 2022 Plan.

On June 11, 2025, an executive forfeited 840,000 unvested options to purchase our common stock upon the termination of their service.

On June 19, 2025, the Company granted 1,500,000 stock options to consultants to purchase the Company’s common stock. Our Board of Directors establishes the terms of these stock option grants in accordance with the provisions of our 2025 Plan.

The following table provides a summary of stock option activity for the six months ending June 30, 2025, as well as for the year ending December 31, 2024.

	Number of Shares
	6 Months Ended June 30, 2025	Year Ended December 31, 2024
Outstanding at the beginning of the year	17,380,000	14,400,000
Granted	8,110,000	10,200,000
Exercised	-	-
Forfeited	(2,235,000)	(1,848,000)
Expired\Cancelled	-	(5,372,000)
Outstanding at the end of the year	23,255,000	17,380,000

Exercisable	23,255,000	15,649,000
Weighted-Average Exercise Price	$0.0753	$0.0937

Year Ended
December 31, 2024
Expected life in years	7.86 – 9.97
Risk-free interest rate	4.26%
Annual forfeiture rate	13%
Volatility	305%
Expected dividend yield	0%

The following table summarizes certain information regarding the Company’s non-vested shares:

Number of Shares

Non-vested as of December 31, 2024	1,731,000
Granted	-
Forfeited or expired	(1,395,000)
Vested	(336,000)

Non-vested as of June 30, 2025	-

The following table summarizes the stock options exercisable:

	Options	Options
	Outstanding	Exercisable

Number of shares	23,255,000	23,255,000
Weighted-average contractual life in years	8.96	8.96
Weighted-average price	$0.0753	$0.0753
Intrinsic value	$-	$-

The total intrinsic value of options is zero because the closing stock price was less than the weighted average exercise price.

The Company recognized compensation costs of $177,757 and $108,986 for the three months ended June 30, 2025, and 2024, respectively.

The Company recognized compensation costs of $218,664 and $217,971 for the six months ended June 30, 2025, and 2024, respectively.

There were $0 and $408,683 of unrecognized compensation costs for the periods ended June 30, 2025, and 2024, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

●	Stephen Morris, Founder, Chief Executive Officer, and Director

On April 1, 2023, the Company agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share, totaling $628,320, in accordance with the 2022 Incentive Plan. The options were fully vested, as Mr. Morris had completed two years and three months of service.

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with Stephen Morris, which entailed a reduction of his annual base salary from $450,000 to $90,000 and mandated the forfeiture of $360,000 in deferred compensation.

●	David Chetwood, Chief Financial Officer and Director

On December 31, 2023, the Company executed a Second Amended Employment Agreement with Mr. David Chetwood, whereby his annual base salary was adjusted from $450,000 to $180,000, and he was obliged to relinquish $236,200 in deferred compensation.

On October 17, 2024, the Company entered into a Third Amended Employment Agreement with Mr. David Chetwood, whereby his annual base salary was reduced from $180,000 to $90,000 per year. Additionally, he was granted a stock option for 3,000,000 shares in consideration of his forfeiture of compensation.

NOTE 12 - SUBSEQUENT EVENTS

On July 9, 2025, our registration statement on Form 10-12G (File No. 000-56747) filed by Bubblr Inc. with the U.S. Securities and Exchange Act of 1934, as amended (“Exchange Act”), became automatically effective. The effectiveness of the registration statement renders the Company a mandatory public reporting entity subject to the periodic reporting obligations of the Exchange Act, including the requirement to submit annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other necessary disclosures. The Company’s common stock is quoted on the OTCQB marketplace under the ticker symbol BBLR.

On July 15, 2025, the Company executed a Securities Purchase Agreement concerning the issuance of a convertible note by the Corporation, with a total principal amount of $57,000.

The Company assessed subsequent events through August 4, 2025, the date on which the financial statements became available for issuance. The Company has determined that there are no subsequent events that require further disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q of Bubblr, Inc. (hereinafter referred to as the “Company,” “Bubblr,” “BBLR,” “Ethical Web.AI,” “EW,” “we,” “us,” or “our”) pertain to future expectations, incorporate projections of our plans or financial condition, or contain other forward-looking information. In this Annual Report, such forward-looking statements are identified by terms such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and similar expressions. These statements involve future risks and uncertainties, and other factors may cause actual results or plans to diverge significantly from those expressed or implied. They are subject to known and unknown risks, uncertainties, and other elements that could result in actual outcomes differing materially from those forecasts. This forward-looking information relies on numerous assumptions and factors. Readers are advised not to place undue reliance on these statements, which are only valid as of the date of this Annual Report. Key factors that could cause actual results to differ from projections include, but are not limited to:

●	our strategies, prospects, plans, expectations, forecasts, or objectives;
●	our ability to achieve marketable products and the costs and timing thereof;
●	acceptance of our products by our target market and our ability to compete in such a market;
●	our ability to raise additional financing when needed and the terms and timing thereof;
●	our ability to expand, protect, and maintain our intellectual property rights;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing, or the period for which our existing cash resources will be sufficient to meet our operating requirements;
●	our analysis of the target market for our platform;
●	the impact of pandemics and other adverse public health developments on our operations and our industry;
●	regulatory developments in the United States and other countries;
●	our compliance with all applicable laws, rules, and regulations, including those of the Securities and Exchange Commission, or SEC;
●	our ability to compete in the United States and internationally with more substantial companies;
●	general economic, business, political, and social conditions;
●	our reliance on and our ability to retain (and, if necessary, timely recruit and replace) our officers, directors, and key employees, and their ability to perform in a timely and competent manner;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to manage the growth of our business;
●	our commercialization of our platform, marketing capabilities, and strategies;
●	our ability to expand, protect, and maintain our intellectual property position;
●	the success of competing third-party platforms;
●	our ability to fully remediate our identified internal control material weaknesses;
●	our ability to comply with regulatory requirements relating to our business and the costs of compliance with those requirements;
●	the specific risk factors discussed under the heading “Risk Factors” outlined in this Annual Report; and
●	various other matters, many of which are beyond our control.

Readers are advised not to rely excessively on the forward-looking statements contained within this document, which are accurate solely as of the date hereof. We assert that the information presented in this Form 10-Q is accurate as of the filing date; however, it may be subject to updates at a later time. We shall not update this information unless legally obligated to do so, in accordance with our standard practices of public disclosure. Furthermore, the discussion concerning our financial condition and results of operations should be considered in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Business Overview

Bubblr, Inc., d/b/a Ethical Web AI (“EW”), is an artificial intelligence (“AI”) enterprise that owns patented intellectual property, including both granted and pending patents. Following an extended period of technical development led by its founder, Steve Morris, the company is now entering a phase of revenue growth initiated by the launch of its inaugural enterprise product, which seeks to leverage emerging technological opportunities. The rapid proliferation of Generative AI within both consumer and enterprise markets demonstrates how EW’s combination of advanced technological expertise and agile development methodologies can capitalize on market opportunities.

AI Vault

The utilization of Generative AI presents substantial opportunities for enterprises to enhance productivity by automating and optimizing various tasks and workflows. Although the Generative AI market for corporations is still in its nascent stages, the adoption of prominent Large Language Model (“LLMs”) applications has progressed rapidly, notably with ChatGPT. Nonetheless, data security remains a critical concern, as there are currently no well-defined guidelines or features in place to prevent the upload of sensitive corporate information into prompts.

EW recognizes a distinct market need for a solution that enables enterprises to increase productivity while reducing the risks associated with direct management and oversight of the data used to generate output. This innovative solution, known as AI Vault, has been introduced on AWS Marketplace. The target market for this product comprises organizations that restrict their personnel from employing generative AI tools due to concerns about the potential leakage of sensitive data outside their premises. Due to apprehensions about data privacy and security, organizations have imposed bans on the use of generative AI tools, such as ChatGPT. Nonetheless, reports indicate that employees continue to use these tools clandestinely. A survey conducted by Cisco revealed that 27% of organizations have implemented restrictions on the use of generative AI applications. Despite these limitations, employees have admitted to inputting sensitive information into these tools, including non-public corporate data (48%) and employee information (45%).

We believe this market opportunity is significant, and we are already making substantial progress in partnering with a global service provider to include our offering within a broader package. This will ensure exceptionally low customer acquisition costs and provide the opportunity for rapid growth. Based on current pricing, we believe we can achieve a gross margin that will help move the company toward a cash-flow-positive position.

AI Seek

Following the launch of this product in 2023, now available on the Apple App Store, we will introduce a white-label licensing model aimed at new strategic partners with a strong presence in Education and/or the K-12 market. The ability to fully customize search parameters ensures a safe and trackable experience, serving as a key differentiator. As with AI Vault above, we view the primary commercial approach as a partnership model, adapting the user interface and core search parameters to meet the licensee’s needs. We plan to launch the first pilot in the third quarter of 2025.

Ethical Web Platform

The Ethical Web Search platform serves as the technical implementation of Patent No. 10977387. These applications conduct searches based on inventory data, providing users with a real-time perspective and enhanced user experience. This platform has the potential to be a transformative solution as a white-label product for prominent technology firms across strategic sectors. EW continues to explore viable commercial partnerships that utilize its patented intellectual property. The platform’s fundamental functions encompass the following critical areas.

●	The decentralization of control, revenue collection, and delivery enables a partner to establish a global network of locally managed super apps that utilize the same database.
●	Ability to completely anonymize user data and suppress all behavioral data tracking
●	Ability to run an advertisement-free commercial model. Suppliers of goods and services can operate on a subscription-based model.

Intellectual Property

We have developed a new search mechanism, “AN INTERNET-BASED SEARCH MECHANISM,” which has been granted patents in South Africa (2016/06947), New Zealand (725014), the United States (Utility Patent No. US 10977387), Canada (2962520), and patents are pending for the same processes in Australia (2015248619), the European Union (157239906), and the United Kingdom (PCT/GB2015/051130). This creates an alternative economic system to address the current broken model and better serve all main participant groups. This utility patent defines a highly unique method for internet users to search for goods or services online, rather than relying on traditional text-based search engines. The technical implementation of this patent is the Ethical Web ATI Open-Source Platform.

We have filed a sister patent specifically for searching for information rather than goods or services. US Patent Application No. 17/980298 was submitted in the United States in November 2022. It is titled “Contextual enveloping via dynamically generated hypertext links.” This utility patent describes a radically new way for consumers to search for information, which is fundamentally different from traditional search engines. The technical aspect of this patent is the AI Seek AI LLM (Large Language Model), which performs exceptionally well in comparison to other AI LLMs, such as ChatGPT 4 and Claude 2.

We filed an additional patent with the United States Patent and Trademark Office (application number 18/376101), entitled “Computer-Implemented Method and System.” This utility patent addresses a fundamental issue with existing foundation AI Large Language Models (LLMs), such as ChatGPT and Claude 2, which are incapable of providing current information. This limitation arises because these AI LLMs are trained on data restricted to a specific point in the past. For instance, ChatGPT 4 Turbo’s training data is current only up to December 2023, while Claude 2’s data extends until March 2025. The patent introduces an internally trained AI LLM that identifies prompts requiring real-time data—such as stock prices and sports scores—and incorporates the necessary current data to enhance responses. Consequently, AI LLM is capable of referencing the latest information. The technical implementation of this patent is included in version 4 and subsequent versions of our AI Seek consumer application.

We have submitted an additional patent application to the U.S. Patent and Trademark Office (application number 19/055968) entitled “Sensitive Data Protection for Generative AI.” This patent outlines a crucial process for dynamically identifying sensitive terms within Generative AI prompts.

Competition

The enterprise Generative AI market for security products remains in its nascent stages, with no definitive dominant participants identified. Present providers offer solutions that necessitate substantial integration and bespoke development.

Our competitors may introduce novel products, services, or enhancements that more effectively respond to industry developments or customer needs, such as mobile accessibility or new market focus. This heightened competition could exert pricing pressure, result in a loss of clientele, or diminish user engagement, thereby potentially adversely affecting our business operations and financial outcomes.

We are confident that our competitive advantages and protections are defensible through our granted patents and intellectual property.

Government Regulation

We are subject to domestic and international laws and regulations that affect companies doing business online, which are evolving and could be interpreted in ways that harm our business. In the United States and around the world, laws and regulations about the liability of online service providers for the activities of their users and third parties are being tested by numerous claims, including those related to invasion of privacy and other torts, unfair competition, copyright, and trademark infringement, as well as various theories concerning the nature and content of searched materials or user-supplied content. Additionally, other countries impose regulations or require licenses to operate different parts of our business, such as employee recruitment and news-related services. Any court ruling or government action that holds online service providers responsible for the activities of users or third parties could negatively impact our business. Moreover, growing concerns about using social networking technologies for illegal activities—such as unauthorized disclosure of national security information, money laundering, or supporting terrorist activities—may lead to future laws or government measures that could require changes to our website platform, limit our operations, increase costs, or cause users to abandon key parts of our platform.

In the domain of information security and data protection, we are committed to upholding the highest standards of integrity and trust. Most jurisdictions have enacted legislation and regulations that mandate notifying users in the event of a security breach involving personal data or establishing minimum information security standards, which are frequently ambiguously defined and challenging to implement. The expenses associated with compliance may escalate in the future due to legislative amendments or interpretative changes. Nonetheless, our dedication to data protection remains unwavering. Furthermore, any failure on our part to comply with these legal requirements could result in substantial liabilities, which we are proactively seeking to avoid.

We are also subject to federal, state, and international laws and regulations concerning data privacy and protection. Our privacy policies detail our practices for using, storing, transmitting, and disclosing personal information, including visitor and user data. Any failure on our part to comply with these terms or privacy-related laws and regulations could result in legal actions by government authorities or others, potentially harming our business. Additionally, the interpretation and application of privacy and data protection laws for online services are often unclear, evolving, and subject to change. For example, in October 2015, the highest court in the European Union invalidated reliance on the US-EU Safe Harbor framework, which was one of the recognized methods for transferring European citizens’ data to the United States. There is a risk that these laws and regulations may be interpreted or enforced inconsistently across different states, countries, or regions, and may conflict with our current data protection practices or be replaced by new laws. Moreover, since our platform will be accessible worldwide, other foreign governments might assert that we must comply with their laws and regulations regarding the storage, use, and disclosure of user information—even in jurisdictions where we lack a local entity, employees, or infrastructure. Meeting these diverse domestic and international requirements could increase our costs and necessitate changes to our business practices. Furthermore, any failure to adequately protect our users’ privacy and data could damage user trust in our services and lead to a decline in users, which could negatively impact our business.

Employees

As of August 4, 2025, our organization employed one full-time non-union employee within the United States and three full-time non-union employees internationally outside the United States.

Legal Proceedings

Occasionally, we may become involved in lawsuits, claims, and other legal proceedings that arise during the normal course of our business activities. Currently, we are not a party to any legal proceedings that we consider material or that, individually or collectively, could impact our business, financial position, or operational results if they were to be adjudicated unfavorably.

Smaller Reporting Company

The Company qualifies as a “smaller reporting company” pursuant to Rule 12b-2 of the Exchange Act. This designation confers certain exemptions, including (1) exemption from the auditor attestation requirements specified in Section 404(b) of the Sarbanes-Oxley Act; (2) simplified disclosures on executive compensation; and (3) the obligation to file only two years of audited financial statements instead of three. As long as the Company retains its status as a “smaller reporting company,” these exemptions shall remain in effect.

Implications of Being an Emerging Growth Company

We are classified as an “emerging growth company,” according to the definition provided in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

As an emerging growth company, we may benefit from reduced or scaled disclosure requirements that are ordinarily applicable to public companies. These reduced or scaled disclosure obligations include, but are not limited to:

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

We have elected to utilize specific reduced disclosure obligations in this Annual Report and may choose to apply other reduced reporting requirements in our future filings with the SEC. Consequently, the information provided to our shareholders may differ from that offered by other publicly reporting companies that are not classified as emerging growth companies.

The JOBS Act permits an emerging growth company to postpone the implementation of new or updated accounting standards. However, we have definitively elected not to exercise this option. As such, we will adhere to the same new or revised accounting standards as other public companies that do not qualify as emerging growth companies.

Compliance after Termination of Emerging Growth Company Status

After our Emerging Growth Company status, we will no longer be eligible for the reduced or scaled disclosure requirements specified in subparagraphs 1 and 4 above. Nevertheless, should we be classified as a “smaller reporting company,” as delineated in Rule 12b-2 of the Securities Exchange Act of 1934, as amended following the termination of our Emerging Growth Company status, we will retain the ability to utilize the reduced or scaled disclosure requirements outlined in subparagraphs 2 and 3 above, provided we maintain the status of a smaller reporting company.

Available Information

We provide our Annual Report on Form 10-K, which includes our audited financial statements, free of charge, on our website at www.ethicalweb.ai. We also offer our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, along with any amendments filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act. The SEC maintains a website containing these reports and additional information at www.sec.gov. Our website and the information on it or linked to it are not intended to be, and are not, incorporated into this Annual Report on Form 10-K.

Results of Operation

Three months ended June 30, 2025, compared to three months ended June 30, 2024

	Three Months Ended June 30,		Changes
	2025	2024	Amount	%

Revenue
Net sales	$712	$1,168	$(456)	-39%
Cost of sales	100	389	(289)	-74%
Gross profit	612	779	(167)	-21%

Operating Expenses
General and administrative	147,028	321,601	(174,573)	-54%
Professional fees	13,567	45,025	(31,458)	-70%
Sales and marketing	71,460	(6,228)	77,688	1,247%
Amortization and depreciation	53,394	307,143	(251,749)	-82%
Research and development	64,547	49,773	14,774	30%
Total operating expense	351,996	717,314	(365,318)	-51%

Operating loss	(351,384)	(716,535)	365,151	51%

Other income (expense)
Other income	-	12,569	(12,569)	-100%
Interest expense	(4,017)	(2,527)	(1,490)	-59%
Disposal of fixed assets	-	24	24	100%
Gain on change in fair value of warrant derivative liability.	(16,358)	21,052	(37,410)	-178%
Foreign currency transaction (loss) gain	(445)	10,916	(11,361)	-104%
Total other income (expense)	(20,820)	42,034	(62,854)	-150%

Net loss before income tax	(372,204)	(674,501)	302,297	45%
		-
Provision for income tax	-	-	-	-

Net loss	$(372,204)	$(674,501)	$302,297	45%

Revenues: Higher revenues will not be realized until the further development, marketing, support, and delivery of our products and services are accomplished. Despite our endeavors, we cannot ensure substantial revenue growth.

General and Administrative: The expenses classified as general and administrative purposes comprise compensation and costs related to unrelated business activities. These encompass office expenses, software, and telecommunications. The reduction is principally attributable to the termination of executive personnel in July 2024.

Professional Fees: The professional fees encompass expenses associated with legal, accounting, and consulting services.

Sales and Marketing: Expenses related to sales and marketing include costs for investor relations, advertising, marketing initiatives, press releases, and public relations activities.

Amortization and depreciation: Amortization pertains to patents and intellectual property held by the UK subsidiary, Bubblr Ltd. The reduction is attributable to a correction to the cumulative amortization of intellectual property in 2024.

Research and Development: Expenses include salaries and benefits payable to development staff, external contractors, and the specialized software used in the product development process.

Other Income (Expense): The majority of the various income and expenses derive from gains and losses related to changes in the fair value of warrant derivative liabilities and foreign currency translation adjustments.

Gain (loss) on changes in the fair value of warrant derivative liabilities: The Company evaluated the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 10) for derivative accounting considerations under ASC 815, Derivatives and Hedging. ASC 815 mandates that we appraise the fair market value of the derivative liability at the conclusion of each reporting period and record any fluctuation in fair market value as other income or expense.

The average exercise price for warrants issued is $0.32 per share. If the warrants are exercised on June 30, 2025, the Company would recognize a gain from the difference between the cash received upon conversion and the issue cost of $0.02 per share, which represents the fair market value of the common stock on that date.

Foreign currency translation gain (loss): Refers to the gains and losses arising from fluctuations in the exchange rates of the United States dollar and the British pound sterling.

Six months ended June 30, 2025, compared to six months ended June 30, 2024

	Six Months Ended June 30,		Changes
	2025	2024	Amount	%

Revenue
Net sales	$1,353	$2,672	$(1,319)	-49%
Cost of sales	100	1,011	(911)	-90%
Gross profit	1,253	1,661	(408)	-25%

Operating Expenses
General and administrative	312,050	631,669	(319,619)	-51%
Professional fees	30,347	53,053	(22,706)	-43%
Sales and marketing	85,798	11,945	73,853	618%
Amortization and depreciation	109,348	361,134	(251,786)	-70%
Research and development	120,932	97,638	23,294	24%
Total operating expense	658,475	1,155,439	(496,964)	-43%

Operating loss	(657,222)	(1,153,778)	496,556	43%

Other income (expense)
Other income	3	14,047	(14,044)	-100%
Interest expense	(4,017)	(6,119)	2,102	34%
Disposal of fixed assets	-	(9,331)	9,331	100%
Gain on change in fair value of warrant derivative liability.	10,853	19,801	(8,948)	-45%
Foreign currency transaction (loss) gain	(377)	12	(389)	-3,242%
Total other income (expense)	6,462	18,410	(11,948)	-65%

Net loss before income tax	(650,760)	(1,135,368)	484,608	43%

Provision for income tax	-	-	-	-

Net loss	$(650,760)	$(1,135,368)	$484,608	43%

Revenues: Higher revenues will not be realized until the further development, marketing, support, and delivery of our products and services are accomplished. Despite our endeavors, we cannot ensure substantial revenue growth.

General and Administrative: The expenses classified as general and administrative purposes comprise compensation and costs related to unrelated business activities. These encompass office expenses, software, and telecommunications. The reduction is principally attributable to the termination of executive personnel in July 2024.

Professional Fees: The professional fees encompass expenses associated with legal, accounting, and consulting services.

Sales and Marketing: Expenses related to sales and marketing include costs for investor relations, advertising, marketing initiatives, press releases, and public relations activities.

Amortization and depreciation: Amortization pertains to patents and intellectual property held by the UK subsidiary, Bubblr Ltd. The reduction is attributable to a correction to the cumulative amortization of intellectual property in 2024.

Research and Development: Expenses include salaries and benefits payable to development staff, external contractors, and the specialized software used in the product development process.

Other Income (Expense): The majority of the various income and expenses derive from gains and losses related to changes in the fair value of warrant derivative liabilities and foreign currency translation adjustments.

Gain (loss) on changes in the fair value of warrant derivative liabilities: The Company evaluated the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 10) for derivative accounting considerations under ASC 815, Derivatives and Hedging. ASC 815 mandates that we appraise the fair market value of the derivative liability at the conclusion of each reporting period and record any fluctuation in fair market value as other income or expense.

The average exercise price for warrants issued is $0.32 per share. If the warrants are exercised on June 30, 2025, the Company would recognize a gain from the difference between the cash received upon conversion and the issue cost of $0.02 per share, which represents the fair market value of the common stock on that date.

Foreign currency translation gain (loss): Refers to the gains and losses arising from fluctuations in the exchange rates of the United States dollar and the British pound sterling.

Liquidity and Capital Resources

The following table provides selected financial data about our Company.

	June 30, 2025	December 31, 2024	Change	%

Current Assets	$8,962	$44,907	$(35,945)	-80%
Current Liabilities	2,388,568	2,045,276	343,292	17%

Working Capital Deficit	$(2,379,606)	(2,000,369)	$(379,237)	19%

Current Assets

Current assets encompass cash and other receivables. The decrease in current assets was primarily attributable to the timing of funds received from related-party loans in late 2024.

Current Liabilities

Current liabilities comprise accounts payable, accrued expenses, and convertible loan notes.

The increase in current liabilities was chiefly attributable to outstanding salaries.

Working Capital Deficit

The working capital deficit has increased by $379,237 over the six months ended June 30, 2025.

Liquidity

Over the past six years, up to the date of this Report, we have encountered an increasingly challenging liquidity situation that has constrained our ability to execute our operational strategy. We will need to raise capital to sustain our operations; however, there is no assurance that we will be able to secure such funding under acceptable terms.

Given that our current operations do not produce substantial revenue, we will require additional debt or capital to sustain and broaden our activities. Potential sources of supplementary funding or third-party agreements may encompass equity or debt financing, loans, or revolving credit facilities. There exists a possibility that we may not secure appropriate financing within the necessary timeframe, and alternative methods for acquiring the required capital may not be viable. Absent additional investment, the continuity of our operations remains uncertain.

We submit annual, quarterly, and current reports to the Securities and Exchange Commission (SEC) in compliance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Furthermore, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and subsequent regulations enacted by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) have established various requirements for publicly traded companies, including modifications to corporate governance practices. We expect these rules and regulations to escalate our legal and financial compliance costs and to make our activities more time-consuming and costly. Consequently, we will be required to make capital investments to fulfill the obligations imposed by the Exchange Act.

Should we be unable to obtain adequate additional capital, it may become necessary to discontinue the submission of our SEC filings and to cease operations entirely. Suppose we raise further funds through the sale of equity securities or the issuance of common stock to satisfy current or anticipated obligations. In that case, the ownership interests of our shareholders will diminish, potentially leading to further dilution. Equity securities might possess rights, preferences, or privileges that precede those of common stock.

Cash Flow

	June 30,	June 30,
	2025	2024	Change	%

Cash used in Operating activities	$(72,619)	$(131,012)	$58,391	45%
Cash (used) in provided by Investing Activities	(157,132)	5,009	(162,141)	-3,237%
Cash provided by Financing Activities	232,700	119,406	113,294	95%

Cash on Hand	$4,104	789	$3,315	420%

Operating Activities

The reduction in net cash utilized for operating activities was chiefly attributable to an increase in accrued liabilities.

Investing Activities

The expenditure allocated to investing activities was directed towards patents.

Financing Activities

The increase in net cash from financing activities is primarily due to higher amounts received from related-party loans and loan notes.

Cash on Hand

The Company is currently exploring potential avenues for fundraising, including the issuance of equity and debt instruments, as well as licensing its patents and intellectual property. The Company intends to retain the rights to utilize its intellectual property to secure operational funding. The inability to secure additional financing could potentially impact the execution of our business strategy. Furthermore, there is no guarantee that further funding will be available under favorable terms or at all.

Critical Accounting Policies and Significant Judgments and Estimates

This discourse and analysis regarding our financial position and operational results are based on our financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). The compilation of these financial statements requires the formulation of estimates and assumptions that influence the reported figures of assets and liabilities, as well as the disclosure of contingent assets and liabilities as of the date of the financial statements, and the recognition of expenses during the reporting periods. Our estimates are derived from historical experience and various other factors that we consider reasonable under the circumstances, forming the basis for judgments regarding the carrying value of assets and liabilities that are not readily ascertainable from various sources. Actual outcomes may differ from these estimates under varying assumptions or conditions. While our principal accounting policies are elaborated upon in greater detail within the notes to our financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and prospective performance, particularly in relation to significant areas involving management’s judgments and estimates.

We believe our most critical accounting policies and estimates relate to the following:

●	Foreign Currency Translations
●	Intangible Assets
●	Long-lived Assets
●	Income Taxes
●	Stock-based Compensation
●	Common Stock Purchase Warrants and Derivative Financial Instruments
●	Convertible Financial Instruments
●	Fair Value of Financial Instruments

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is primarily their local currency, the Great British Pound (GBP). Assets and liabilities expressed in the local currency are converted at the exchange rates prevailing on the balance sheet date. In contrast, revenues and expenses denominated in the local currency are translated at the weighted average exchange rates for the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly within accumulated other comprehensive income.

Intangible Assets

The expenditure associated with intangible assets possessing ascertainable useful lives is amortized utilizing the straight-line approach to correspond with the consumption pattern of economic benefits over the projected periods of advantage. Patents, technological innovations, and other intangible assets with contractual stipulations are amortized over their respective statutory or contractual durations. In instances where specific events or changes in operational circumstances occur, an impairment evaluation is performed, and the useful lives of intangible assets with determinable lives may be adjusted.

Long-Lived Assets

Long-lived assets are subject to impairment testing when events or changes in business conditions indicate that their carrying amounts may not be entirely recoverable or that their useful lives are inappropriate. Each impairment assessment entails comparing the undiscounted future cash flows with the recorded value of the asset. Should impairment be identified, the asset is subsequently reduced to its estimated fair value.

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method delineated in ASC 740, “Income Taxes.” This approach acknowledges deferred tax bases of assets and liabilities corresponding to the anticipated future tax implications of temporary differences between financial reporting and tax bases, as well as for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are appraised using current tax rates and laws that are expected to be in effect at the time the differences are projected to reverse. The Company maintains a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Convertible Financial Instruments

The company segregates conversion options from their originating instruments and accounts for them as independent derivative financial instruments if specific criteria are met. These criteria encompass situations where (a) the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract; (b) the hybrid instrument containing both the embedded derivative and the host contract is not remeasured at fair value under generally accepted accounting principles applicable in other contexts, with changes in fair value recognized in earnings as they occur; and (c) a separate instrument with identical terms to the embedded derivative would be considered a derivative instrument. An exception to this regulation exists when the host instrument is regarded as conventional, as defined under pertinent U.S. GAAP.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 delineates a fair value hierarchy that categorizes the inputs employed in valuation techniques. The hierarchy designates the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, which delineates the accounting and reporting standards for all share-based payment transactions involving both employee and non-employee services. Share-based payments to employees and non-employees, including stock option grants, are recognized as compensation expenses in financial statements based on the fair values of the awards at the grant date. This expense is recognized over the period necessary to provide services in exchange for the award, known as the requisite service period, typically the vesting period. Stock options awarded as compensation under the Company’s 2022 Equity Incentive Plan are classified as unissued until they vest. Compensation expense related to stock options is recognized over the vesting period. Awards forfeited due to unmet obligations, such as employment termination before full vesting, for no cash or other consideration, are not recognized as an expense. Any previously recorded costs associated with such awards are reversed in the period of forfeiture.

Common Stock Purchase Warrants and Derivative Financial Instruments

Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement, or (2) give the Company a choice of net-cash settlement or settlement in its shares (physical settlement or net-share settlement). Contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs outside the Company’s control), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses the classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change between equity and liabilities is necessary.

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the six months ended June 30, 2025, and 2024, included herein.

Off-Balance Sheet Arrangements

As of June 30, 2025, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures encompass controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accurately recorded, processed, summarized, and reported within the prescribed periods outlined in the SEC’s rules and forms. Additionally, such controls ensure that this information is collected and communicated to management, including the chief executive officer and chief financial officer, to facilitate timely decisions regarding required disclosures. Our management, with the participation of our CEO, serving as our principal executive officer, and our CFO, serving as our principal financial officer, has evaluated our company’s disclosure controls and procedures as of the conclusion of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2025. The identified ineffectiveness stems from material weaknesses, which have been documented in our report on internal control over financial reporting.

Management Report of Internal Control over Financial Reporting

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining adequate internal controls over financial reporting, in accordance with Rule 13a-15(f) of the Securities Exchange Act of 1934. An assessment was conducted to evaluate the effectiveness of our internal control system in relation to financial reporting. This assessment adhered to the framework outlined in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Due to the inherent limitations of all control systems, internal controls related to financial reporting may not be entirely effective in preventing or detecting misstatements. Moreover, forecasts regarding future effectiveness are susceptible to the risk that controls may become insufficient due to evolving conditions or that adherence to policies or procedures may diminish.

Based on our evaluation in accordance with the criteria delineated in the 2013 Internal Control-Integrated Framework, the management has determined that, as of June 30, 2025, it is not feasible to sustain sufficient internal controls over financial reporting due to the material weaknesses identified, which are described as follows.

●	We lack sufficient segregation of duties within accounting functions, which is a key internal control. Due to our size and nature, it may not always be feasible or cost-effective to separate all conflicting duties. However, where possible, individuals should initiate and record transactions separately.

●	We lack enough personnel with the necessary expertise in essential finance and accounting areas.

●	We lack a functioning audit committee, compensation committee, or an independent director on our board of directors. This results in ineffective oversight of establishing and monitoring the required internal processes, controls, and procedures.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our management is committed to enhancing internal controls when adequate resources are available. We will appoint independent directors and establish both an audit committee and a compensation committee. Owing to these material weaknesses, there exists a risk that misstatements could be material to the annual or interim consolidated financial statements, which may not be prevented or detected during our financial close and reporting procedures.

Our organization intends to enhance and refine the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have been unable to remediate the material weaknesses identified above. To rectify these deficiencies, we plan to implement the following changes.

1.	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and
2.	adopt sufficient written policies and procedures for accounting and financial reporting, and
3.	appoint an audit committee.

The outlined remediation efforts primarily depend on securing additional funding or revenue to cover the costs of implementing the necessary changes. These efforts could be significantly impacted if we fail to secure such funds.

Changes in Internal Control over Financial Reporting

In the six months ending June 30, 2025, there have been no material changes in our internal control over financial reporting that have significantly affected or are likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not engaged in any current legal proceedings. Additionally, we are unaware of any such processes in which our officers, directors, or beneficial holders of 5% or more of our voting securities oppose us or hold a substantial interest against us.

Item 1A: Risk Factors

Not applicable.

Item 1b. Unresolved Staff Comments.

None.

Item 1c. Cybersecurity

In the contemporary digital environment, cybersecurity constitutes an essential component of our business operations. We are committed to safeguarding information systems, data, and technological infrastructure against cyber threats, unauthorized access, and data loss. We have established comprehensive policies, procedures, and security measures to mitigate risks, ensure compliance with pertinent laws and regulations, and uphold the confidence of our stakeholders.

We continually monitor and adjust to the evolving cybersecurity landscape through regular evaluations and assessments. Despite these measures, the possibility of breaches, attacks, or system failures remains, which could potentially lead to service interruptions, financial detriments, legal liabilities, or harm to our reputation. We will continue to invest in cybersecurity to enhance our defenses and bolster our resilience against future threats.

To date, in all known cases, the Company’s systems and protocols have successfully detected and mitigated these attempts, with no impact on operations or data integrity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information below pertains to our issuances of securities without registration under the Securities Act of 1933.

During the six months ended June 30, 2025, the Company issued 13,470,150 shares for the conversion of Series C Convertible Preferred Stock valued at $118,800.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials are from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 (d) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUBBLR, INC.

Date: August 4, 2025	/s/ Steve Morris
Steve Morris
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2025	/s/ David Chetwood
David Chetwood
Chief Financial Officer (Principal Accounting and Financial Officer)

