Form 10-Q
period 2025-09-30
Bubblr Inc.
filed 2025-11-07
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 7, 2025, there were 177,588,785 outstanding shares of the registrant’s Common Stock, $0.01 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of September 30, 2025 (unaudited), and December 31, 2024;
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 (unaudited), and September 30, 2024;
F-4	Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 (unaudited), and September 30, 2024;
F-5	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (unaudited), and 2024; and;
F-6	Notes Consolidated Financial Statements.

The consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In management’s opinion, all necessary adjustments for a fair presentation have been included. Operating results for the interim period ended September 30, 2025, are not necessarily indicative of the results expected for the full year ended December 31, 2025.

3

BUBBLR INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

BUBBLR INC.

Consolidated Balance Sheets

	(Unaudited) September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$696	$41,184
Other receivables	4,234	3,723
Prepayments	15,500	-
Total current assets	20,430	44,907

Non-current Assets:
Intangible assets, net	1,332,603	1,181,944
Total non-current assets	1,332,603	1,181,944
TOTAL ASSETS	$1,353,033	$1,226,851

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$396,350	$321,274
Accrued liabilities	1,887,076	1,724,002
Convertible debt	345,746	-
Total current liabilities	2,629,172	2,045,276

Non-current Liabilities:
Loan payable – related party, non-current portion	1,250,884	1,105,095
Warrant derivative liability	12,284	32,464
Total non-current liabilities	1,263,168	1,137,559

Total Liabilities	3,892,340	3,182,835

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 804 and 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 173,360,597 and 159,890,447 shares issued and outstanding	1,733,606	1,598,904
Additional paid-in capital	13,184,160	13,090,218
Accumulated deficit	(17,747,384)	(17,012,492)
Accumulated other comprehensive income	290,310	367,385
Total Stockholders’ Equity (Deficit)	(2,539,307)	(1,955,984
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,353,033	$1,226,851

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Sales	$1,365	$1,415	$2,718	$4,087
Cost of sales	100	140	200	1,151
Gross profit	$1,265	$1,275	$2,518	$2,936

Operating Expenses
General and administrative	$92,455	$313,869	$404,505	$945,538
Professional fees	39,537	18,228	69,884	71,281
Sales and marketing	9,727	26,721	95,525	38,666
Amortization and depreciation	56,801	59,238	166,149	420,372
Research and development	15,954	53,886	136,886	151,524
Total operating expense	214,474	471,942	872,949	1,627,381

Operating loss	(213,209)	(470,667)	(870,431)	(1,624,445)

Other income (expense)
Other income	42	135	45	14,182
Interest expense	(32,060)	(77)	(36,077)	(6,196)
Disposal of fixed assets	-	(89)	-	(9,420)
Gain (loss) on change in fair value of warrant derivative liability	9,327	(26,226)	20,180	(6,425)
Foreign currency transaction (loss) gain	64	86	(313)	98
Total other income (expense)	(22,627)	(26,171)	(16,165)	(7,761)

Net loss before income tax	$(235,836)	$(496,838)	$(886,596)	$(1,632,206)
Provision for income tax	-	-	-	-
Net loss	$(235,836)	$(496,838)	$(886,596)	$(1,632,206)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	18,813	(12,101)	(77,075)	(8,505)
Total other comprehensive income (loss)	18,813	(12,101)	(77,075)	(8,505)

Net comprehensive loss	$(217,023)	$(508,939)	$(963,671)	$(1,640,711)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic, and diluted	173,360,597	159,690,447	170,027,264	159,690,447

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statements of Changes in Stockholders’ Deficit

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance -December 31, 2023	903	$1	159,690,904	$1,596,904	$13,168,915	$(15,612,775)	$350,830	$(496,125)
Vesting of share options					108,990			108,990
Dividend Series C Preferred Shares						(21,673)		(21,673)
Net Loss						(460,867)		(460,867)
Other comprehensive income							14,476	14,476
Balance March 31, 2024	903	$1	159,690,447	$1,596,904	$13,277,905	$(16,095,315)	$365,306	$(855,199)
Vesting of share options					108,990			108,990
Dividend Series C Preferred Shares						(21,673)		(21,673)
Net Loss						(674,501)		(674,501)
Other comprehensive income							(10,880)	(10,880)
Balance June 30, 2024	903	$1	159,690,447	$1,596,904	$13,386,895	$(16,791,489)	$354,426	$(1,453,263)
Vesting of share options					74,074			74,074
Dividend Series C Preferred Shares						(21,673)		(21,673)
Net Loss						(496,838)		(496,838)
Other comprehensive income							(12,101)	(12,101)
Balance September 30, 2024	903	$1	159,690,447	$1,596,904	$13,460,969	$(17,310,000)	$342,325	$(1,909,801)
Balance December 31, 2024	903	$1	159,890,447	$1,598,904	$13,090,218	$(17,012,492)	$367,385	$(1,955,984)
Issuance of common shares for the conversion of series C preferred shares	(80)		5,970,150	59,702	(59,702)
Vesting of Share Options					40,887			40,887
Dividend Series C Preferred Shares						(21,672)		(21,672)
Net Loss						(278,556)		(278,556)
Other comprehensive income							(15,087)	(15,087)
Balance March 31, 2025	823	$1	165,860,597	$1,658,606	$13,071,403	$(17,312,720)	$352,298	$(2,230,412)

Issuance of common shares for the conversion of series C preferred shares	(19)		7,500,00	75,000	(75,000)
Vesting of Share Options					177,757			177,757
Dividend Series C Preferred Shares						173,376		173,376
Net Loss						(372,204)		(372,204)
Other comprehensive income							(80,801)	(80,801)
Balance June 30, 2025	804	$1	173,360,597	$1,733,606	$13,174,160	$(17,511,548)	$271,497	$(2,332,284)
Vesting of Share Options					10,000			10,000
Net Loss						(235,836)		(235,836)
Other comprehensive income							18,813	18,813
Balance September 30, 2025	804	$1	173,360,597	$1,733,606	$13,184,160	$(17,747,384)	$290,310	$(2,539,307)

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Cashflows

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(886,596)	$(1,632,206)
Adjustments for:
Net loss to net cash used in operating activities:
Vesting of stock-based compensation	228,644	292,054
Change in fair value of warrant derivative liability	(20,180)	6,425
Disposal of fixed assets	-	9,420
Amortization of intangible assets	166,149	415,467
Depreciation	-	4,905
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(228)	86,945
(Increase) in prepayments	(15,500)	-
Increase in accounts payable	65,996	14,620
Increase in accrued liabilities.	283,843	588,361
Net cash used in operating activities	(177,872)	(214,009)

Cash flows from investing activities
Purchase of intangible assets	(230,026)	(13,972)
Proceeds from the sale of fixed assets	-	17,077
Net cash used in investing activities	(230,026)	3,105

Cash flows from financing activities
Repayment of loans payable	-	(12,652)
Repayment of loans payable - related party	-	(28,992)
Proceeds from loans payable - related party	62,085	245,977
Proceeds from convertible loan notes	345,746	-
Net cash provided by financing activities	407,831	204,333

Effects of exchange rate changes on cash	(40,421)	(380)

Net Change in Cash	(40,488)	(6,951)
Cash - Beginning of Period	41,184	7,668
Cash - End of Period	$696	$717

Supplemental information:
Cash paid for interest	$-	$8,471
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Notes to the Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On December 18, 2019, U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation established on May 4, 1998, UWRL Acquisition Inc., and Bubblr Holdings Limited, a UK company incorporated on December 6, 2016, entered into an Agreement and Plan of Merger.

On March 26, 2020, the Agreement of Merger was completed. UWRL Acquisition Inc. merged into Bubblr Holdings Limited, and Bubblr Holdings Limited became a wholly owned subsidiary of U.S. Wireless Online, Inc.

On March 30, 2021, U.S. Wireless Online, Inc.’s name was officially changed to Bubblr, Inc. (“the Company”).

Bubblr, Inc., d/b/a Ethical Web AI (“EW”), is an artificial intelligence (“AI”) corporation that holds patented intellectual property. After a comprehensive period of technical development, the Company is now commencing its revenue growth phase, driven by the launch of its first enterprise product.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which assume the Company’s ongoing operations as a going concern. The Company incurred a net comprehensive loss of $963,671 during the nine months ended September 30, 2025, and has an accumulated deficit of $17,747,384 as of September 30, 2025. Furthermore, as of September 30, 2025, current liabilities exceed current assets by $2,608,735.

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

The results of our operations for the nine months ending September 30, 2025, do not inherently forecast the results anticipated for the entire fiscal year concluding December 31, 2025, or any other specified period. These consolidated financial statements should be reviewed in conjunction with our financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ending December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2025.

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

Long-Lived Assets

Long-lived assets are assessed for impairment whenever events or changes in business conditions suggest that the carrying amount may not be fully recoverable, or that the assets’ useful lives are no longer appropriate. Each impairment evaluation involves comparing the undiscounted future cash flows with the asset’s recorded value. If impairment is indicated, the asset is adjusted downward to its estimated fair value.

Intangible Assets - Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” encompasses software integrated into a product or process intended for sale to a customer and should be accounted for in accordance with Subtopic 985-20. Our products incorporate embedded software developed internally by Bubblr, a critical component that facilitates communication among components. The functionality of the products depends on this software.

Expenditures associated with product development are capitalized until technological feasibility is achieved. Such costs encompass subcontractor fees, personnel wages, and other related expenses incurred during the development phase. The Company regards technological feasibility as achieved once all high-risk development challenges are addressed. Upon the product’s availability for general release to the Company’s customers, the Company discontinues capitalizing development costs, and any additional expenses incurred thereafter are recognized as expenses. The capitalized costs are amortized on a straight-line basis, commencing in the year following capitalization.

Impairment of Assets

Long-lived assets are subject to impairment testing whenever events or changes in business circumstances suggest that their carrying amounts may no longer be fully recoverable or that their useful lives are no longer appropriate. Each impairment assessment involves comparing the undiscounted future cash flows with the asset’s recorded value. If impairment is indicated, the asset is written down to its estimated fair value.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 establishes a fair value hierarchy that assigns priority to the inputs used in valuation techniques to determine fair value. The hierarchy designates the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy, as outlined in ASC 820, are described below.

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

The carrying value of the Company’s current assets and liabilities is considered equivalent to their fair value due to their short-term maturity and realizability. Throughout the fiscal year ending December 31, 2022, the Company issued warrant derivative liabilities, which are classified as Level 3 financial instruments and are recorded at fair value on reporting dates. As of September 30, 2025, and December 31, 2024, the balances of warrant liabilities were $12,284 and $32,464, respectively. There were no changes in the fair value hierarchy levels during the nine months ended September 30, 2025, and the year ended December 31, 2024.

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

For the nine months ended September 30, 2025, and 2024, the following outstanding stock was excluded from the calculation of diluted net loss per share because the results were anti-dilutive.

	September 30,
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

As of September 30, 2025, and December 31, 2024, the Company did not record any amounts for uncertain tax positions.

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

Aggregate translation gains or losses, including those associated with foreign-denominated cash and cash equivalents and the re-measurement of specific inter-company balances, are incorporated into the statement of operations as other income and expenses. Loses arising from foreign exchange translation of $77,075 and $8,505 were recognized during the nine months ending September 30, 2025, and 2024, respectively.

	Nine Months Ended September 30,		December 31,
	2025	2024	2024
Period-end GBP£: U.S.$ exchange rate	1.3447	1.3374	1.2515
Weighted average GBP.£: U.S.$ exchange rate	1.3149	1.2772	1.2781

	Three Months Ended September 30,
	2025	2024
Weighted average GBP.£: U.S.$ exchange rate	1.3482	1.3011

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

	Nine Months Ended
	September 30,
Net sales:	2025	2024
North America	$2,408	$4,087
Europe	310	-
Totals	$2,718	$4,087

Long-lived assets, net (property and equipment and intangible assets):	September 30, 2025	December 31, 2024
North America	$34,877	$36,593
Europe	1,297,726	1,145,351
Totals	$1,332,603	$1,181,944

Recent Accounting Pronouncements

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not anticipate that the future adoption of any such pronouncements will have a material impact on our financial statements.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30,	December 31,
	2025	2024

UK VAT receivable	$4,234	$3,723
Total other receivables	$4,234	$3,723

NOTE 4 - PROPERTY AND EQUIPMENT

None

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2025	2024
Intellectual properties	$3,736,375	$3,277,603
Patents	278,242	239,829
Capitalized acquisition costs	45,745	45,745

Total intellectual properties	4,060,362	3,563,177
Less: accumulated amortization	(2,727,759)	(2,381,233)

Total intellectual properties, net	$1,332,603	$1,181,944

●	Patents

A patent for the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, New Zealand, Canada, and Australia. The patent is currently pending approval in the European Union and the United Kingdom.

Patents related to the contextual encapsulation of dynamic hypertext links, real-time data processing, and the protection of sensitive data are currently pending approval in the United States.

Patents are recorded at their acquisition cost minus accumulated amortization and impairment losses. Costs include expenses directly associated with acquiring the asset. Following the grant of the patent and the commencement of economic benefits to the Company, amortization is conducted systematically over 20 years using the straight-line method, representing the expected useful life of the patent.

●	Intellectual Property

Intellectual property records the Company’s qualifying internal research and development expenses. It is amortized over a useful life of seven years and reported at cost minus accumulated amortization and impairment losses.

Amortization expenses totaled $166,149 and $415,467 for the nine months ended September 30, 2025, and 2024, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Director fees	$211,000	$211,000
Dividends payable	-	151,704
Interest payable	17,946	-
Other accruals	71,449	87,338
Salaries payable	1,419,695	1,106,974
Settlements payable	166,986	166,986
Total accrued liabilities	$1,887,076	$1,724,002

NOTE 7 – CONVERTIBLE DEBT

The Company had the following loan notes payable:

	September 30,	December 31,
	2025	2024
Beginning balance loan notes	$-	$-
Additions	345,756	-
Closing balance loan notes	$345,756	$-

On April 4, 2025, 2025, the Company approved the issuance of up to $500,000 in convertible loan notes. The notes accrue interest at an annual rate of 18%. The maturity date is twelve months from the date of issuance. The Company reserves the right to prepay the notes at any time without penalties. The Lender cannot convert the notes before the maturity date.

If the Company fails to discharge the principal and interest in cash by the maturity date of the notes, the notes may be subject to extension or conversion into the Company’s common stock. The conversion price shall be determined as the lesser of: (a) 80% of the lowest closing bid price for the Company’s common stock over the fifteen days preceding the conversion date; (b) $0.025 per share for investments up to £10,000; (c) $0.02 per share for investments greater than £10,000 and less than £25,000; or (d) £0.015 for investments exceeding £25,000.

The outstanding principal and interest shall automatically convert into shares of common stock upon the occurrence of any of the following events: (a) a qualified initial public offering (IPO) exceeding five million dollars, (b) a change of control, or (c) three months of sustained revenue totaling at least two hundred fifty thousand dollars per month.

Because the conversion feature is not exercisable until after the maturity date, it is not considered an embedded derivative as of the issuance date under ASC 815. Accordingly, the Company accounted for the note as conventional debt, with interest expense recognized at the stated rate over the term of the note.

As of September 30, 2025, the outstanding principal on the convertible loan notes amounts to $231,745, with accrued interest totaling $13,858. The short-term convertible loan notes are classified as current liabilities on the balance sheet due to their impending maturity.

On July 15, 2025, the Company executed a Securities Purchase Agreement concerning the issuance of a Convertible Promissory Note by the Corporation, in the aggregate principal amount of $57,000, with additional tranches of financing available during the next twelve months of up to $775,000, subject to further agreement by and between the Company and the Lender. The note accrues interest at an annual rate of 12% and matures on April 30, 2026. The note holder can only convert all or any part of the outstanding and unpaid balance of the note to common stock from the period beginning 180 days after the date of the note.

Because the conversion feature is only exercisable 180 days after the date of the note, it is not considered an embedded derivative as of the issuance date under ASC 815. Accordingly, the Company accounted for the note as conventional debt, with interest expense recognized at the stated rate over the term of the note.

On August 15, 2025, the Company executed a second tranche Convertible Promissory Note, in the aggregate principal amount of $57,000. The note accrues interest at an annual rate of 12% and matures on May 30, 2026. The note holder can only convert all or any part of the outstanding and unpaid balance of the note to common stock from the period beginning 180 days after the date of the note.

As of September 30, 2025, the outstanding principal on the convertible loan notes amounts to $114,000, with accrued interest totaling $4,088. The short-term convertible loan notes are classified as current liabilities on the balance sheet due to their impending maturity.

NOTE 8 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	September 30,	December 31,
	2025	2024
Beginning balance Loans 1 - payable to Stephen Morris	$561,833	$125,910
(Payments)/Additions	105,332	435,923
Ending balance loan 1 – payable to Stephen Morris	667,165	561,833

Loan 2 - payable to Stephen Morris	583,720	543,262

Total loan to related parties	$1,250,885	$1,105,095

●	Loan 1 (January 16, 2016) - Stephen Morris, Founder, CTO, and Chair.

On January 16, 2016, our wholly owned subsidiary, Bubblr Limited, executed a Loan Agreement (the “Loan Agreement”) with Mr. Stephen Morris. The Loan Agreement is unsecured and does not bear interest. It was payable upon demand and is designated for working capital or as determined appropriate by the Company. The Loan is available to the Company for drawdown in multiple tranches.

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

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for $501,049 (£434,060). The Loan Agreement is unsecured, bears no interest, is non-convertible, and is due upon maturity. The Loan is available to the Company for drawdown in multiple tranches.

On September 30, 2024, the parties consented to amend the loan agreement, setting the maturity date three years after the date of this modification.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Loans payable to Stephen Morris

Loans payable to related party transactions are disclosed in Note 8.

NOTE 10 – WARRANT LIABILITY

The Company assessed the warrants issued in connection with the Series C Convertible Preferred Stock (refer to Note 11) concerning derivative accounting considerations under ASC 815, Derivatives and Hedging. It was determined that the instruments should be classified as liabilities due to reset provisions and variability in exercise price. Consequently, there is no fixed value or explicit cap on the number of shares to be delivered upon exercise. ASC 815 requires the fair market value of the derivative liability to be determined at the end of each reporting period, with any changes in fair market value recognized as income or expense.

The Company classified our warrant liabilities as a Level 3 fair value measurement during the fiscal year, based on management’s estimation of the anticipated future cash flows required to settle the liabilities. The fair value as of September 30, 2025, was determined using the Black-Scholes pricing model. This model requires three primary inputs: the exercise or strike price, the time to expiration, the risk-free interest rate, the current stock price, the projected volatility of the stock, and the dividend rate. Variations in these inputs could lead to a higher or lower fair value. The fair value of each warrant is estimated utilizing the Black-Scholes valuation model.

On September 30, 2025, the estimated fair values of warrant liabilities are as follows:

Nine Months Ended
September 30, 2025
Expected term (years)	0.59 - 2.50
Expected average volatility	176% - 309%
Expected dividend yield	8.33%
Risk-free interest rate	3.49% - 5.19%

The following table summarizes the changes in the warrant liabilities during the nine months ended September 30, 2025:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant liability December 31, 2024	$32,464
Addition of new warrants	-
Change in fair value of warrant liability	(20,180)
Warrant liability as of September 30, 2025	$12,284

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares, each with a par value of $0.001. The Board of Directors is granted the authority to divide the authorized preferred shares into one or more series, each of which shall be designated to distinguish the shares of that series from all other series and classes.

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

As of September 30, 2025, and December 31, 2024, the Company had 804 and 903 shares of Series C Preferred Stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2025, the Company issued the following unregistered securities.

●	13,470,150 shares for the conversion of Series C Convertible Preferred Stock valued at $118,800

On September 30, 2025, and December 31, 2024, the Company had 173,360,597 and 159,890,447 shares of common stock issued and outstanding, respectively.

The securities, as previously indicated, were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Additionally, they may be exempt from registration under Regulation S, promulgated under the Securities Act of 1933.

On July 9, 2025, our registration statement on Form 10-12G (File No. 000-56747) filed by Bubblr Inc. with the U.S. Securities and Exchange Act of 1934, as amended (“Exchange Act”), became automatically effective. The effectiveness of the registration statement renders the Company a mandatory public reporting entity subject to the periodic reporting obligations under the Exchange Act, including the requirement to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other required disclosures. The Company’s common stock is quoted on the OTCQB marketplace under the ticker symbol BBLR.

Warrants

The Company identified embedded conversion features within warrants issued during the nine months ending September 30, 2025. It has been determined that the conversion feature constitutes an embedded derivative, owing to the inclusion of a reset provision in the conversion price, which could result in adjustments to both the redemption value and the number of shares issued upon exercise (refer to Note 10—Warrant Liability).

A summary of activity during the nine months ended September 30, 2025, follows:

	Warrants Outstanding
		Weighted Average	Weighted Average
	Number of Warrants	Exercise Price	Remaining life (years)

Outstanding, December 31, 2024	2,538,101	$0.3160	2.50
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	(278,264)	(0.0030)	(0.55)
Outstanding, September 30, 2025	2,259,837	$0.3130	1.95

Exercisable Warrants, September 30, 2025	2,259,837	$0.3130	1.95

The following table outlines details of outstanding and exercisable warrants as of September 30, 2025.

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Value of Warrants
663,335	0.69	$0.3404	$225,799
472,205	0.35	0.3404	160,739
562,149	0.44	0.3503	196,921
281,074	0.23	0.2170	60,993
281,074	0.24	0.2236	62,848
2,259,837	1.95	$0.3130	$707,300

As of September 30, 2025, the intrinsic value of the warrants is zero, as the Company’s stock price was below the warrant exercise price.

Equity Incentive Plans

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) that will remain in effect, unless terminated earlier, until May 25, 2032. Up to 28,400,000 shares of common stock may be issued under the 2022 Plan.

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

On July 9, 2024, a total of 1,848,000 unvested stock options to purchase shares of our Common Stock were forfeited following the termination of employment.

On October 9, 2024, 4,872,000 stock options to purchase shares of our Common Stock expired because they were not exercised within three months after the end of the service period.

On October 17, 2024, the Company granted 8,305,000 stock options to its executives, management, and professional service providers to purchase shares of our Common Stock. The Board of Directors is responsible for establishing the terms governing these stock option grants and ensuring their compliance with the provisions of our 2022 Plan.

On October 17, 2024, the Company canceled and granted 500,000 stock options to purchase shares of our Common Stock to a professional services provider.

On January 14, 2025, an executive forfeited 1,395,000 unvested stock options to purchase shares of our common stock upon termination of service.

On April 4, 2025, our Board of Directors authorized the implementation of the Bubblr, Inc. 2025 Employee and Consultant Stock Plan (“2025 Plan”), which shall remain in effect until April 4, 2035, unless terminated sooner. A maximum of 30,000,000 shares of common stock may be issued pursuant to the 2025 Plan.

The Board of Directors establishes the criteria for allocating stock options, aligning with the stipulations outlined in our 2022 and 2025 Plans. Our general policy for granting stock options is that a portion vests after 90 days of service, with the remainder vesting incrementally over the next two years. The maximum validity period for the options is ten years.

On April 15, 2025, the Company granted 3,360,000 stock options to an executive to purchase shares of our Common Stock.

On May 20, 2025, the Company granted 2,750,000 stock options to consultants to purchase shares of our Common Stock.

On June 11, 2025, the Company granted 500,000 stock options to an employee to purchase shares of our Common Stock.

On June 11, 2025, an executive forfeited 840,000 unvested options to purchase our common stock upon the termination of their service.

On June 19, 2025, the Company granted 1,500,000 stock options to six consultants to purchase the Company’s common stock.

On August 8, 2025, the Company granted 1,000,000 stock options to an attorney to purchase the Company’s common stock.

The following table summarizes stock option activity for the nine months ended September 30, 2025, and the year ended December 31, 2024.

	Number of Shares
	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Outstanding at the beginning of the year	17,380,000	14,400,000
Granted	9,110,000	10,200,000
Exercised	-	-
Forfeited	(2,235,000)	(1,848,000)
Expired\Cancelled	-	(5,372,000)
Outstanding at the end of the year	24,255,000	17,380,000

Exercisable	24,255,000	15,649,000
Weighted-Average Exercise Price	$0.0757	$0.0937

Nine Months Ended
September 30, 2024
Expected life in years	7.61 – 9.85
Risk-free interest rate	4.29%
Annual forfeiture rate	14%
Volatility	431%
Expected dividend yield	0%

The following table summarizes certain information regarding the Company’s non-vested shares:

Number of Shares

Non-vested as of December 31, 2024	1,731,000
Granted	9,110,000
Forfeited or expired	(2,235,000)
Vested	(8,606,000)

Non-vested as of September 30, 2025	-

The following table summarizes the stock options exercisable:

	Options	Options
	Outstanding	Exercisable

Number of shares	24,255,000	24,255,000
Weighted-average contractual life in years	8.78	8.78
Weighted-average price	$0.0727	$0.0727
Intrinsic value	$-	$-

The total intrinsic value of options is zero because the closing stock price was less than the weighted average exercise price.

The Company recognized compensation costs of $10,000 and $74,074 for the three months ended September 30, 2025, and 2024, respectively.

The Company recognized compensation costs of $228,644 and $292,045 for the nine months ended September 30, 2025, and 2024, respectively.

There were $0 and $95,403 of unrecognized compensation costs for the periods ended September 30, 2025, and 2024, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

●	Stephen Morris, Founder, Chief Executive Officer, and Director

On April 1, 2023, the Company agreed to grant Mr. Morris an option to purchase 3,360,000 shares of common stock at $0.187 per share, totaling $628,320, in accordance with the 2022 Incentive Plan. The options were fully vested, as Mr. Morris had completed over two years.

On December 31, 2023, the Company entered into a Third Amended Employment Agreement with Mr. Stephen Morris, which reduced his annual base salary from $450,000 to $90,000 and mandated the forfeiture of $360,000 in deferred compensation.

●	David Chetwood, Chief Financial Officer and Director

On December 31, 2023, the Company executed a Second Amended Employment Agreement with Mr. David Chetwood, reducing his annual base salary from $450,000 to $180,000 and mandating the forfeiture of $236,200 in deferred compensation.

On October 17, 2024, the Company entered into a Third Amended Employment Agreement with Mr. David Chetwood, which reduced his annual base salary $180,000 to $90,000. Additionally, he was granted a stock option to purchase 3,000,000 shares in consideration of his forfeiture of compensation.

●	Patrick Ensor, Chief Revenue Officer and Director

On August 5, 2025, the Company entered into an Employment Agreement with Mr. Patrick Ensor, which provides him with an annual salary of £75,000, payable in monthly installments. Payments will be £3,000 per month until the Company secures $2 million in funding.

The Company will grant Mr. Ensor 2,250,000 Stock Options to purchase shares of the Company’s Common Stock ninety days after the date of the Employment Agreement. The Stock Options will vest as follows: 70% within 90 days of the hire date and 30% monthly over the following year of service.

NOTE 13 - SUBSEQUENT EVENTS

On October 3, 2025, the Company issued 4,228,188 shares of common stock for the conversion of Series C Convertible Preferred Stock, valued at $25,200.

On October 9, 2025, the Company executed a third tranche Convertible Promissory Note, in the aggregate principal amount of $57,000. The note accrues interest at an annual rate of 12% and matures on July 30, 2026. The note holder can only convert all or any part of the outstanding and unpaid balance of the note to common stock from the period beginning 180 days after the date of the note.

The Company assessed subsequent events through November 7, 2025, the date on which the financial statements became available for issuance. The Company has determined that there are no subsequent events that require further disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q of Bubblr, Inc. (hereinafter referred to as the “Company,” “Bubblr,” “BBLR,” “Ethical Web.AI,” “EW,” “we,” “us,” or “our”) pertain to future expectations, incorporate projections of our plans or financial condition, or contain other forward-looking information. In this Annual Report, such forward-looking statements are identified by terms such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and similar expressions. These statements involve future risks and uncertainties, and other factors may cause actual results or plans to diverge significantly from those expressed or implied. They are subject to known and unknown risks, uncertainties, and other elements that could result in actual outcomes differing materially from those forecasts. This forward-looking information relies on numerous assumptions and factors. Readers are advised not to place undue reliance on these statements, which are only valid as of the date of this Annual Report. Key factors that could cause actual results to differ from projections include, but are not limited to:

●	our strategies, prospects, plans, expectations, forecasts, or objectives;
●	our ability to achieve marketable products and the costs and timing thereof;
●	acceptance of our products by our target market and our ability to compete in such a market;
●	our ability to raise additional financing when needed and the terms and timing thereof;
●	our ability to expand, protect, and maintain our intellectual property rights;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing, or the period for which our existing cash resources will be sufficient to meet our operating requirements;
●	our analysis of the target market for our platform;
●	the impact of pandemics and other adverse public health developments on our operations and our industry;
●	regulatory developments in the United States and other countries;
●	our compliance with all applicable laws, rules, and regulations, including those of the Securities and Exchange Commission, or SEC;
●	our ability to compete in the United States and internationally with more substantial companies;
●	general economic, business, political, and social conditions;
●	our reliance on and our ability to retain (and, if necessary, timely recruit and replace) our officers, directors, and key employees, and their ability to perform in a timely and competent manner;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to manage the growth of our business;
●	our commercialization of our platform, marketing capabilities, and strategies;
●	our ability to expand, protect, and maintain our intellectual property position;
●	the success of competing third-party platforms;
●	our ability to fully remediate our identified internal control material weaknesses;
●	our ability to comply with regulatory requirements relating to our business and the costs of compliance with those requirements;
●	the specific risk factors discussed under the heading “Risk Factors” outlined in this Quarterly Report; and
●	various other matters, many of which are beyond our control.

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

AI Vault

The use of Generative AI offers substantial opportunities for enterprises to enhance productivity by automating and optimizing tasks and workflows. Although the Generative AI market for corporations is still in its nascent stages, the adoption of prominent Large Language Model (“LLMs”) applications has progressed rapidly, notably with ChatGPT. Nonetheless, data security remains a critical concern, as there are currently no well-defined guidelines or features in place to prevent the upload of sensitive corporate information.

EW recognizes a distinct market need for a solution that enables enterprises to increase productivity while reducing the risks associated with direct management and oversight of the data used to generate output. This innovative solution, known as AI Vault, has been introduced on AWS Marketplace. The target market for this product comprises organizations that restrict their personnel from employing generative AI tools due to concerns about the potential leakage of sensitive data outside their premises. Due to apprehensions about data privacy and security, organizations have imposed bans on the use of generative AI tools, such as ChatGPT. Nonetheless, reports indicate that employees continue to use these tools clandestinely. A Cisco survey found that 27% of organizations have implemented restrictions on the use of generative AI applications. Despite these limitations, employees have admitted to inputting sensitive information into these tools, including non-public corporate data (48%) and employee information (45%).

We believe this market opportunity is significant, and we are already making substantial progress in partnering with a global service provider to include our offering within a broader package. This will ensure exceptionally low customer acquisition costs and provide the opportunity for rapid growth.

AI Seek

Following its 2023 launch, AI Seek is available on the Apple App Store. The ability to fully customize search parameters ensures a safe, trackable experience, making it a key differentiator. As with AI Vault, we view the primary commercial approach as a partnership model, in which we adapt the user interface and core search parameters to meet the licensee’s needs.

Ethical Web Platform

The Ethical Web Search platform serves as the technical implementation of Patent No. 10977387. These applications conduct searches based on inventory data, providing users with a real-time perspective and an enhanced user experience. This platform has the potential to be a transformative white-label solution for prominent technology firms across strategic sectors. EW continues to explore viable commercial partnerships that utilize its patented intellectual property. The platform’s fundamental functions encompass the following critical areas.

●	Decentralized control, revenue collection, and delivery enable a partner to establish a global network of locally managed super apps that share the same database.
●	Ability to completely anonymize user data and suppress all behavioral data tracking
●	Ability to run an advertisement-free commercial model. Suppliers of goods and services can operate on a subscription-based model.

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

We have filed a sister patent specifically for searching for information rather than goods or services. US Patent Application No. 17/980298 was submitted in the United States in November 2022. It is titled “Contextual enveloping via dynamically generated hypertext links.” This utility patent describes a radically new way for consumers to search for information, which is fundamentally different from traditional search engines. The technical aspect of this patent is the AI Seek AI LLM (Large Language Model), which performs exceptionally well in comparison to other AI LLMs, such as ChatGPT 5 and Claude Sonnet 4.5.

We filed an additional patent with the United States Patent and Trademark Office (application number 18/376101), entitled “Computer-Implemented Method and System.” This utility patent addresses a fundamental issue with existing foundation AI Large Language Models (LLMs), such as ChatGPT and Claude 2, which are incapable of providing current information. This limitation arises because these AI LLMs are trained on data restricted to a specific point in the past. For instance, ChatGPT 5’s training data is current only through October 2024, while Claude Sonnet 4.5’s data extends through January 2025. The patent introduces an internally trained AI LLM that identifies prompts requiring real-time data—such as stock prices and sports scores—and incorporates the necessary current data to enhance responses. Consequently, an AI LLM can access the latest information. The technical implementation of this patent is included in version 4 and subsequent versions of our AI Seek consumer application.

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

Our competitors may introduce novel products, services, or enhancements that better respond to industry developments or customer needs, such as mobile accessibility or a new market focus. This heightened competition could exert pricing pressure, lead to a loss of clientele, or diminish user engagement, thereby potentially adversely affecting our business operations and financial results.

We are confident that our competitive advantages and protections are defensible through our granted patents and intellectual property.

Government Regulation

We are subject to domestic and international laws and regulations that affect companies doing business online, which are evolving and could be interpreted in ways that harm our business. In the United States and around the world, laws and regulations about the liability of online service providers for the activities of their users and third parties are being tested by numerous claims, including those related to invasion of privacy and other torts, unfair competition, copyright, and trademark infringement, as well as various theories concerning the nature and content of searched materials or user-supplied content. Additionally, other countries impose regulations or require licenses to operate our business, such as employee recruitment and news-related services. Any court ruling or government action holding online service providers responsible for users’ or third parties’ activities could negatively impact our business. Moreover, growing concerns about using social networking technologies for illegal activities—such as unauthorized disclosure of national security information, money laundering, or supporting terrorist activities—may lead to future laws or government measures that could require changes to our website platform, limit our operations, increase costs, or cause users to abandon key parts of our platform.

In the domain of information security and data protection, we are committed to upholding the highest standards of integrity and trust. Most jurisdictions have enacted legislation and regulations that mandate notifying users in the event of a security breach involving personal data or establishing minimum information security standards, which are frequently ambiguously defined and challenging to implement. The compliance expenses may increase in the future due to legislative amendments or interpretive changes. Nonetheless, our dedication to data protection remains unwavering. Furthermore, any failure on our part to comply with these legal requirements could result in substantial liabilities, which we are proactively seeking to avoid.

We are also subject to federal, state, and international laws and regulations concerning data privacy and protection. Our privacy policies detail our practices for using, storing, transmitting, and disclosing personal information, including visitor and user data. Any failure on our part to comply with these terms or privacy-related laws and regulations could result in legal actions by government authorities or others, potentially harming our business. Additionally, the interpretation and application of privacy and data protection laws for online services are often unclear, evolving, and subject to change. For example, in October 2015, the highest court in the European Union invalidated reliance on the US-EU Safe Harbor framework, which was one of the recognized methods for transferring European citizens’ data to the United States. There is a risk that these laws and regulations may be interpreted or enforced inconsistently across different states, countries, or regions, and may conflict with our current data protection practices or be replaced by new laws. Moreover, since our platform will be accessible worldwide, other foreign governments might assert that we must comply with their laws and regulations regarding the storage, use, and disclosure of user information—even in jurisdictions where we lack a local entity, employees, or infrastructure. Meeting these diverse domestic and international requirements could increase our costs and necessitate changes to our business practices. Furthermore, any failure to adequately protect our users’ privacy and data could erode user trust in our services and lead to a decline in user numbers, negatively impacting our business.

Employees

As of November 7, 2025, our organization employed one full-time non-union employee within the United States and four full-time non-union employees internationally outside the United States.

Legal Proceedings

Occasionally, we may become involved in lawsuits, claims, and other legal proceedings arising in the normal course of our business. Currently, we are not a party to any legal proceedings that we consider material or that, individually or collectively, could impact our business, financial position, or operational results if they were to be adjudicated unfavorably.

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

Implications of Being an Emerging Growth Company

We are classified as an “emerging growth company” under the definition in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

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

Available Information

We provide our Annual Report on Form 10-K, including our audited financial statements, free of charge, on our website at www.ethicalweb.ai. We also offer our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, along with any amendments filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains these reports and additional information. Our website and the information on it or linked to it are not intended to be, and are not, incorporated into this Annual Report on Form 10-K.

Results of Operation

Three months ended September 30, 2025, compared to three months ended September 30, 2024

	Three Months Ended September 30,		Changes
	2025	2024	Amount	%

Revenue
Net sales	$1,365	$1,415	$(50)	-4%
Cost of sales	100	140	(40)	-29%
Gross profit	1,265	1,275	(10)	-1%

Operating Expenses
General and administrative	92,455	313,869	(221,414)	-71%
Professional fees	39,537	18,228	21,309	117%
Sales and marketing	9,727	26,721	(16,994)	-64%
Amortization and depreciation	56,801	59,238	(2,437)	-4%
Research and development	15,954	53,886	(37,932)	-70%
Total operating expense	214,474	471,942	(257,468)	-55%

Operating loss	(213,209)	(470,667)	257,458	-55%

Other income (expense)
Other income	42	135	(93)	-69%
Interest expense	(32,060)	(77)	(31,983)	41,536%
Disposal of fixed assets	-	(89)	89	100%
Gain (loss) on change in fair value of warrant derivative liability.	9,327	(26,226)	35,553	-136%
Foreign currency transaction (loss) gain	64	86	(22)	-26%
Total other income (expense)	(22,627)	(26,171)	(3,544)	-14%

Net loss before income tax	(235,836)	(496,838)	261,002	-53%
		-
Provision for income tax	-	-	-	-

Net loss	$(235,836)	$(496,838)	$261,002	-53%

Revenues: Higher revenues will not be realized until the further development, marketing, support, and delivery of our products and services are accomplished. Despite our endeavors, we cannot ensure substantial revenue growth.

General and Administrative: The expenses classified as general and administrative purposes comprise compensation and costs related to unrelated business activities. These encompass office expenses, software, and telecommunications. The decrease in 2025 is principally attributable to the termination of executives in July 2024.

Professional Fees: These fees cover expenses for legal, accounting, and consulting services.

Sales and Marketing: Expenses include costs for investor relations, advertising, marketing initiatives, press releases, and public relations activities.

Amortization and depreciation: Amortization pertains to patents and intellectual property held by the UK subsidiary, Bubblr Ltd.

Research and Development: Expenses include salaries and benefits for development staff and external contractors, as well as specialized software used in the product development process.

Other Income (Expense): The majority of the various income and expenses derive from interest and financing costs associated with convertible notes, gains, and losses on changes in the fair value of warrant derivative liabilities, and foreign currency translation adjustments.

Gain (loss) on changes in the fair value of warrant derivative liabilities: The Company evaluated the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 10) for derivative accounting considerations under ASC 815, Derivatives and Hedging. ASC 815 mandates that we appraise the fair market value of the derivative liability at the conclusion of each reporting period and record any fluctuation in fair market value as other income or expense. The average exercise price for warrants issued is $0.32 per share. If the warrants are exercised on September 30, 2025, the Company would recognize a gain on the difference between the cash received upon conversion and the per-share issue cost, representing the fair market value of the common stock on that date.

Foreign currency translation gain (loss): Refers to the gains and losses arising from fluctuations in the exchange rates of the United States dollar and the British pound sterling.

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024

	Nine Months Ended September 30,		Changes
	2025	2024	Amount	%

Revenue
Net sales	$2,718	$4,087	$(1,369)	-33%
Cost of sales	200	1,151	(951)	-83%
Gross profit	2,518	2,936	(418)	-14%

Operating Expenses
General and administrative	404,505	945,538	(541,033)	-57%
Professional fees	69,884	71,281	(1,397)	-2%
Sales and marketing	95,525	38,666	56,859	147%
Amortization and depreciation	166,149	420,372	(254,223)	-60%
Research and development	136,886	151,524	(14,638)	-10%
Total operating expense	872,949	1,627,381	(754,432)	-46%

Operating loss	(870,431)	(1,624,445)	754,014	-46%

Other income (expense)
Other income	45	14,182	(14,137)	-100%
Interest expense	(36,077)	(6,196)	(29,881)	482%
Disposal of fixed assets	-	(9,420)	9,420	100%
Gain (loss) on change in fair value of warrant derivative liability.	20,180	(6,425)	(26,605)	-414%
Foreign currency transaction (loss) gain	(313)	98	(411)	-419%
Total other income (expense)	(16,165)	(7,761)	(8,404)	108%

Net loss before income tax	(886,596)	(1,632,206)	745,610	-46%

Provision for income tax	-	-	-	-

Net loss	$(886,596)	$(1,632,206)	$745,610	-46%

Revenues: Higher revenues will not be realized until the further development, marketing, support, and delivery of our products and services are accomplished. Despite our endeavors, we cannot ensure substantial revenue growth.

General and Administrative: The expenses classified as general and administrative purposes comprise compensation and costs related to unrelated business activities. These encompass office expenses, software, and telecommunications. The decrease in 2025 is principally attributable to the termination of executives in July 2024.

Professional Fees: These fees cover expenses for legal, accounting, and consulting services.

Sales and Marketing: Expenses include costs for investor relations, advertising, marketing initiatives, press releases, and public relations activities.

Amortization and depreciation: Amortization pertains to patents and intellectual property held by the UK subsidiary, Bubblr Ltd. The reduction is attributable to a correction to cumulative intellectual property amortization in 2024.

Research and Development: Expenses include salaries and benefits for development staff and external contractors, as well as specialized software used in the product development process.

Other Income (Expense): The majority of the various income and expenses derive from interest and financing costs associated with convertible notes, gains, and losses on changes in the fair value of warrant derivative liabilities, and foreign currency translation adjustments.

Gain (loss) on changes in the fair value of warrant derivative liabilities: The Company evaluated the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 10) for derivative accounting considerations under ASC 815, Derivatives and Hedging. ASC 815 mandates that we appraise the fair market value of the derivative liability at the conclusion of each reporting period and record any fluctuation in fair market value as other income or expense. The average exercise price for warrants issued is $0.32 per share. If the warrants are exercised on September 30, 2025, the Company would recognize a gain on the difference between the cash received upon conversion and the per-share issue cost, representing the fair market value of the common stock on that date.

Foreign currency translation gain (loss): Refers to the gains and losses arising from fluctuations in the exchange rates of the United States dollar and the British pound sterling.

Liquidity and Capital Resources

The following table provides selected financial data about our Company.

	September 30, 2025	December 31, 2024	Change	%

Current Assets	$20,430	$44,907	$(24,477)	-55%
Current Liabilities	2,629,172	2,045,276	583,889	29%

Working Capital Deficit	$(2,608,742)	(2,000,369)	$(608,373)	30%

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

Working Capital Deficit

The working capital deficit increased by $608,366 over the nine months ended September 30, 2025, primarily due to an increase in accrued liabilities.

Liquidity

Over the past nine years, up to the date of this Report, we have encountered an increasingly challenging liquidity situation that has constrained our ability to execute our operational strategy. We will need to raise capital to sustain our operations; however, there is no assurance that we will be able to secure such funding under acceptable terms.

Given that our current operations do not produce substantial revenue, we will require additional debt or capital to sustain and broaden our activities. Potential sources of supplementary funding or third-party agreements may encompass equity or debt financing, loans, or revolving credit facilities. There is a possibility that we may not secure appropriate financing within the required timeframe, and alternative methods of acquiring the required capital may not be viable. Absent additional investment, the continuity of our operations remains uncertain.

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

Cash Flow

	September 30, 2025	September 30, 2024	Change	%

Cash used in Operating activities	$(177,872)	$(214,009)	$36,137	17%
Cash (used) in provided by Investing Activities	(230,026)	3,105	(233,131)	-7,508%
Cash provided by Financing Activities	407,831	204,333	203,498	100%

Cash on Hand	$696	717	$(21)	-3%

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

Cash on Hand

The Company is currently exploring potential avenues for fundraising, including the issuance of equity and debt instruments and the licensing of its patents and intellectual property. The Company intends to retain the rights to utilize its intellectual property to secure operational funding. The inability to secure additional financing could potentially impact the execution of our business strategy. Furthermore, there is no guarantee that additional funding will be available on favorable terms, or at all.

Critical Accounting Policies and Significant Judgments and Estimates

This discourse and analysis regarding our financial position and operational results are based on our financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). The compilation of these financial statements requires the formulation of estimates and assumptions that influence the reported figures for assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the recognition of expenses during the reporting periods. Our estimates are derived from historical experience and other factors we consider reasonable under the circumstances, forming the basis for judgments regarding the carrying value of assets and liabilities that are not readily ascertainable from other sources. Actual outcomes may differ from these estimates under varying assumptions or conditions. While our principal accounting policies are elaborated upon in greater detail within the notes to our financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and prospective performance, particularly in relation to significant areas involving management’s judgments and estimates.

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

Intangible Assets

The expenditure associated with intangible assets possessing ascertainable useful lives is amortized using the straight-line approach to correspond with the pattern of consumption of economic benefits over the projected periods of advantage. Patents, technological innovations, and other intangible assets with contractual stipulations are amortized over their respective statutory or contractual durations. When specific events or changes in operational circumstances occur, an impairment evaluation is performed, and the useful lives of intangible assets with determinable lives may be adjusted.

Long-Lived Assets

Long-lived assets are subject to impairment testing when events or changes in business conditions indicate that their carrying amounts may not be entirely recoverable or that their useful lives are inappropriate. Each impairment assessment involves comparing the undiscounted future cash flows with the asset’s recorded value. Should impairment be identified, the asset is subsequently reduced to its estimated fair value.

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

Convertible Financial Instruments

The company segregates conversion options from their originating instruments and accounts for them as independent derivative financial instruments if specific criteria are met. These criteria encompass situations where (a) the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract; (b) the hybrid instrument containing both the embedded derivative and the host contract is not remeasured at fair value under generally accepted accounting principles applicable in other contexts, with changes in fair value recognized in earnings as they occur; and (c) a separate instrument with identical terms to the embedded derivative would be considered a derivative instrument. An exception to this regulation exists when the host instrument is considered conventional, as defined under applicable U.S. GAAP.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the nine months ended September 30, 2025, and 2024, included herein.

Off-Balance Sheet Arrangements

As of September 30, 2025, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures encompass controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accurately recorded, processed, summarized, and reported within the prescribed periods outlined in the SEC’s rules and forms. Additionally, such controls ensure that this information is collected and communicated to management, including the chief executive officer and chief financial officer, to facilitate timely decisions regarding required disclosures. Our management, with the participation of our CEO, serving as our principal executive officer, and our CFO, serving as our principal financial officer, has evaluated our company’s disclosure controls and procedures as of the conclusion of the period covered by this Quartely Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2025. The identified ineffectiveness stems from material weaknesses documented in our report on internal control over financial reporting.

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

Based on our evaluation in accordance with the criteria delineated in the 2013 Internal Control-Integrated Framework, management has determined that, as of September 30, 2025, it is not feasible to sustain sufficient internal controls over financial reporting due to the material weaknesses identified, as follows.

●	We lack sufficient segregation of duties within accounting functions, which is a key internal control. Due to our size and nature, it may not always be feasible or cost-effective to separate all conflicting duties. However, where possible, individuals should initiate and record transactions separately.

●	We lack enough personnel with the necessary expertise in essential finance and accounting areas.

●	We lack a functioning audit committee, a compensation committee, or independent directors on our board. This results in ineffective oversight and monitoring of the required internal processes, controls, and procedures.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our management is committed to enhancing internal controls when adequate resources are available. We will appoint independent directors and establish both an audit committee and a compensation committee. Owing to these material weaknesses, there is a risk that misstatements could be material to the annual or interim consolidated financial statements and may not be prevented or detected during our financial close and reporting procedures.

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

Changes in Internal Control over Financial Reporting

In the nine months ending September 30, 2025, there have been no material changes in our internal control over financial reporting that have significantly affected or are likely to affect our internal control over financial reporting.

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

During the nine months ended September 30, 2025, the Company issued 13,470,150 shares for the conversion of Series C Convertible Preferred Stock valued at $118,800.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials are from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 (d) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUBBLR, INC.

Date: November 7, 2025	/s/ Steve Morris
Steve Morris
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ David Chetwood
David Chetwood
Chief Financial Officer (Principal Accounting and Financial Officer)

