Form 10-K
period 2025-12-31
Bubblr Inc.
filed 2026-03-31
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.0201 on such date, was $3,484,548.

As of March 31, 2026, there are 191,859,487 shares of the issuer’s common stock, par value $0.01, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some statements in this Annual Report on Form 10-K of Bubblr, Inc. (hereinafter referred to as the “Company,” “Bubblr,” “BBLR,” “Ethical Web.AI,” “EW”, “we,” “us,” or “our”) discuss future expectations, include projections of our plans for operations or financial condition, or contain other forward-looking information. In this Annual Report, forward-looking statements are identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and similar terms. These forward-looking statements involve future risks and uncertainties, and certain factors could cause actual results or plans to differ significantly from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could lead to material differences in actual results compared to those contemplated by the statements. The forward-looking information is based on numerous factors and assumptions. Readers should not place undue reliance on these forward-looking statements, which are only applicable as of the date of this Annual Report. Key factors that could cause actual results to differ from projections include, for example:

●	our strategies, prospects, plans, expectations, forecasts, or objectives;
●	our ability to achieve marketable products and the costs and timing thereof;
●	acceptance of our products by our target market and our ability to compete in such a market;
●	our ability to raise additional financing when needed and the terms and timing thereof;
●	our ability to expand, protect, and maintain our intellectual property rights;
●	our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing, or the period for which our existing cash resources will be sufficient to meet our operating requirements;
●	our analysis of the target market for our platform;
●	regulatory developments in the United States and other countries;
●	our compliance with all applicable laws, rules, and regulations, including those of the Securities and Exchange Commission, or SEC;
●	our ability to compete in the United States and internationally with more substantial companies;
●	general economic, business, political, and social conditions;
●	our reliance on and our ability to retain (and, if necessary, timely recruit and replace) our officers, directors, and key employees, and their ability to timely and competently perform;
●	our ability to generate significant revenues and achieve profitability;
●	our ability to manage the growth of our business;
●	the commercialization of our platform, marketing capabilities, and strategies;
●	our ability to expand, protect, and maintain our intellectual property position;
●	the success of competing third-party platforms;
●	our ability to fully remediate our identified internal control material weaknesses;
●	our ability to comply with regulatory requirements relating to our business and the costs of compliance with those requirements;
●	the specific risk factors discussed under the heading “Risk Factors” set forth in this Annual Report; and
●	various other matters, many of which are beyond our control.

Readers are advised not to rely too heavily on the forward-looking statements in this document, which speak only as of the date hereof. We believe the information in this Form 10-K to be accurate as of the same date. However, changes may happen after this date. We will not update that information unless required by law or as part of our usual public disclosure practices. Also, the discussion of our financial condition and results of operations should be read together with the financial statements and notes included in this Form 10-K.

PART I

ITEM 1. BUSINESS.

Except as otherwise specified here or as the context requires, references in this Annual Report to “Bubblr,” the “Company,” “EthicalWeb.AI,” “EW”, “we,” “us,” and “our” refer to Bubblr, Inc. and its fully owned subsidiaries, including Bubblr Limited and Bubblr Holdings Limited, which are a non-trading company and an IP holding company, respectively, both incorporated and operating under the laws of the United Kingdom.

Business Overview

Bubblr, Inc., doing business as EthicalWeb AI, is an artificial intelligence (“AI”) company that owns patented intellectual property. The company is now entering a period of revenue growth driven by the launch of its enterprise products, which aim to leverage emerging technological opportunities. The rapid growth of Generative AI across consumer and enterprise markets demonstrates how EW’s combination of advanced technological expertise and flexible development methods can capitalize on market opportunities.

AI Vault

The use of generative AI offers significant opportunities for businesses to increase productivity by automating and streamlining tasks and workflows. Although the generative AI market for companies is still in the early stages, adoption of major Large Language Model (“LLMs”) applications has grown rapidly, especially with ChatGPT. However, data security remains a significant concern, as there are currently no clear guidelines or features to prevent the upload of sensitive corporate information.

EW recognizes an apparent market demand for a solution that helps enterprises boost productivity while minimizing the risks of directly managing and overseeing the data used to generate output. This innovative solution, called AI Vault, is available on AWS Marketplace. The target market includes organizations that restrict their personnel from using generative AI tools due to concerns about potential data leaks outside their premises. Due to concerns about data privacy and security, many organizations have banned the use of generative AI tools such as ChatGPT. However, reports indicate that employees still use these tools secretly. A Cisco survey found that 27% of organizations have imposed restrictions on the use of generative AI applications. Despite these bans, employees admit to inputting sensitive information into these tools, including non-public corporate data (48%) and employee details (45%).

This market opportunity is significant, and we are already making substantial progress in partnering with a global service provider to include our offering in a broader package. This will guarantee very low customer acquisition costs and create opportunities for rapid growth.

AI Seek

AI Seek is available on the Apple App Store. Its fully customizable search parameters provide a safe, trackable experience, which is a key differentiator. Similar to AI Vault, we see the primary commercial strategy as a partnership model, where we customize the user interface and core search settings to meet the licensee’s needs.

EthicalWeb.AI Search Platform

The EthicalWeb.AI search platform is the technical implementation of Patent No. 10977387. These applications search inventory data, providing users with real-time insights and an improved user experience. This platform could become a transformative white-label solution for leading technology companies and firms across strategic sectors. EW continues to pursue viable commercial partnerships that utilize its patented intellectual property. The platform’s primary functions include the following key areas.

●	Decentralized control, revenue collection, and delivery enable a partner to establish a global network of locally managed super apps sharing a single database.
●	Ability to completely anonymize user data and suppress all behavioral data tracking
●	Ability to run an advertisement-free commercial model. Suppliers of goods and services can operate on a subscription-based model.

Intellectual Property

We have developed a new search system called “AN INTERNET-BASED SEARCH MECHANISM,” which has been granted patents in South Africa (2016/06947), New Zealand (725014), the United States (Utility Patent No. US 10977387), and Canada (2962520). Patents are also pending for the same processes in Australia (2015248619), the European Union (157239906), and the United Kingdom (PCT/GB2015/051130). This system offers an alternative economic model to replace the current flawed system and aims to better serve all key participant groups. This utility patent describes a unique method for internet users to search for goods or services online, rather than relying on traditional text-based search engines. Its technical implementation is based on the Ethical Web ATI Open-Source Platform.

We have filed a related patent specifically for searching information rather than goods or services. US Patent Application No. 17/980298 was submitted in the United States in November 2022. It is titled “Contextual Enveloping via Dynamically Generated Hypertext Links.” This utility patent describes a groundbreaking technology that significantly differs from traditional search engines. The key technical feature of this patent is the AI Seek AI LLM (Large Language Model), which outperforms other AI LLMs, such as ChatGPT 5 and Claude Sonnet 4.5.

We filed an additional patent with the United States Patent and Trademark Office (application number 18/376101), titled “Computer-Implemented Method and System.” This utility patent addresses a key limitation of current foundation AI Large Language Models (LLMs), such as ChatGPT and Claude 2, which cannot provide up-to-date information. This issue occurs because these AI LLMs are trained on data limited to a specific point in time. For example, ChatGPT 5’s training data is current only through October 2024, while Claude Sonnet 4.5’s data extends through January 2025. The patent introduces an internally trained AI LLM that detects prompts that require real-time data, such as stock prices and sports scores, and incorporates the latest information to improve responses. As a result, an AI LLM can access the latest data. The technical implementation of this patent is included in version 4 and later versions of our AI Seek consumer application.

We have filed an additional patent application with the U.S. Patent and Trademark Office (application number 19/055968) titled “Sensitive Data Protection for Generative AI.” This patent details a key process for detecting sensitive terms in Generative AI prompts in real time.

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

In the domain of information security and data protection, we are committed to upholding the highest standards of integrity and trust. Most jurisdictions have enacted legislation and regulations that mandate notifying users in the event of a security breach involving personal data or establishing minimum information security standards, which are frequently ambiguously defined and challenging to implement. The compliance expenses may increase in the future due to legislative amendments or interpretive changes. Nonetheless, our dedication to data protection remains unwavering. Furthermore, any failure by us to comply with these legal requirements could result in substantial liabilities, which we are proactively seeking to avoid.

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

Employees

As of December 31, 2025, we have one full-time employee based in the US and four full-time employees based in the UK, who are not represented by any labor union.

Smaller Reporting Company

The Company is a “smaller reporting company” defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including (1) not being required to comply with the auditor’s attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we remain a “smaller reporting company,” these exemptions will remain available.

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

We elected to take advantage of certain of the reduced disclosure obligations in this Annual Report. We may take advantage of other reduced reporting requirements in future SEC filings. As a result, the information we provide to our stockholders may be different from what you might receive from other public reporting companies that are not emerging growth companies.

The JOBS Act also provides that an emerging growth company may use an extended transition period to comply with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this exemption, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Compliance after Termination of Emerging Growth Company Status

After our emerging growth company status terminates, we will no longer be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 1 and 4 above. However, in the event we are a “smaller reporting company,” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended after our emerging growth company status has terminated, we will still be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 2. and 3., above, for as long as we continue to have smaller reporting company status.

Available Information

We make available, free of charge, on or through our website, at www.ethicalweb.ai, our Annual Report on Form 10-K, which includes our audited financial statements, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains these reports and other information. Our website and the information contained therein or connected to it are not intended to be and are not incorporated into this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS.

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results, and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ from those discussed in these forward-looking statements. See “Cautionary Note on Forward-Looking Statements” in this Annual Report on Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding whether to purchase or hold any of our securities.

Risk Factors Related to the Financial Condition of the Company

Because our auditor has issued a going-concern opinion for our company, there is an increased risk of investing in it.

We have continued to operate at a loss, with an accumulated deficit of $2,840,260 as of December 31, 2025. We have not generated significant revenue and are dependent on financing to continue operations for the next twelve months. Our future depends on our ability to obtain financing or on future profitable operations. We reserve the right to seek additional funds through private placements of our common stock, public offerings of our common stock, and/or through debt financing.

Because we have a limited operating history, you may not be able to evaluate our operations accurately.

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties new companies often face and the high failure rate among such enterprises. The likelihood of success must be evaluated based on the problems, expenses, difficulties, complications, and delays encountered in connection with the operations we plan to undertake. These potential problems include, but are not limited to, unanticipated difficulties in generating sufficient cash flow to operate our business and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses soon. We recognize that if the effectiveness of our business plan is not realized, we will not be able to continue operating. There is no history on which to base assumptions about the likelihood of our success, and it is doubtful that we will generate significant operating revenues or achieve profitable operations. If we fail to address these risks, our business will most likely fail.

Risk Factors Related to the Business of the Company

Our operating results may fluctuate, which could negatively impact our ability to grow our client base, establish sustainable revenues, and succeed overall.

Our results of operations may fluctuate because of a number of factors, some of which are beyond our control, including but not limited to:

●	General economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;
●	The budgetary constraints of our customers;
●	The success of our strategic growth initiatives.
●	Costs associated with the launching or integration of new or acquired businesses;
●	Timing of new product introductions by us, our partners, and our competitors; product and service mix, availability, utilization, and pricing;
●	The mix, by state and country, of our revenues, personnel, and assets;
●	Movements in interest rates or tax rates;
●	Protection of intellectual property assets;
●	Changes in the regulations applicable to us; and
●	Litigation matters.

As a result of these factors, we may not succeed in our business, and we could go out of business.

If the market for our open-source platform and AI products does not experience significant growth or if our projects do not achieve broad acceptance, we will not be able to sustain or grow our revenues.

We hope to achieve revenue from our open-source platform. We cannot, however, accurately predict future growth rates or market size for applications in the United States, the United Kingdom, and other markets where we operate. Demand for our platform, AI products, and IP may not occur as anticipated or may decrease, either generally or in specific geographic markets. The expansion of our mobile application in the market depends on a number of factors, such as:

●	Our competitors offer the cost, performance, and appearance of our mobile application.
●	Public perceptions regarding our mobile application and the effectiveness and value of it;
●	Customer satisfaction with our mobile application and
●	Marketing efforts and publicity regarding the application’s needs and the public’s demand for it.

Even if our platform gains broad market acceptance, we may not adequately address market requirements or expand it to meet them. If our products do not achieve broad market acceptance, we may not achieve our anticipated growth, and our revenues and results of operations may suffer.

If we are unable to gauge trends and respond to partners’ changing preferences in a timely manner, our sales will not increase, and our business may fail.

Our success depends in substantial part on our ability to offer our intellectual property, supporting platform, and products that reflect current needs and anticipate, gauge, and react to changing partner and consumer demands in a timely manner. Our business is vulnerable to changes in partner and consumer preferences. If we misjudge their needs for our platform, our ability to generate sales could be impaired, and our business could fail. There is no assurance that our mobile application will be successful, and any adverse consumer reaction could also adversely affect our business.

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

If we do not effectively manage our business growth, we may experience significant strains on our management and operations, as well as disruptions. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience delays in development as we seek to meet increased demand for our products. Our failure to properly manage growth, whether our own or that of our industry, could negatively impact our ability to implement our operating plan and, accordingly, adversely affect our business, cash flow, results of operations, and reputation with our current or potential customers.

Our commercial success depends significantly on our ability to develop and commercialize our open-source platform without infringing third parties’ intellectual property rights.

Our commercial success will depend, in part, on operating our business without infringing on third parties’ contractual, trademark, or proprietary rights. Third parties who believe we are infringing on their rights could bring actions against us, seeking damages and seeking to prohibit the development, marketing, and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome. If any of these actions are successful, we could be required to pay damages and/or obtain a license to continue developing or marketing our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. We could be prevented from commercializing a product or forced to cease certain aspects of our business operations due to patent infringement claims, which would harm our business.

A decline in general economic conditions could lead to reduced consumer/business adoption. It could negatively impact our business operations and financial condition, and have a material adverse effect on our business, financial condition, and results of operations.

Our operating and financial performance may be adversely affected by various factors affecting the general economy. Consumer search habits are affected, among other things, by prevailing economic conditions, unemployment levels, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence, and consumers’ perceptions of financial conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer search habits could be adversely affected, and we could experience lower net sales than expected on a quarterly or annual basis, which could have a material adverse effect on our business, financial condition, and results of operations.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

Our reputation in the online marketplace is significant to our success. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends primarily on maintaining and enhancing our reputation and brand, which can be difficult and expensive. To maintain and improve our reputation and brand, we need to effectively manage many aspects of our business, including cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We will conduct various marketing and brand promotion activities. We cannot, however, assure you that these activities will achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or incur excessive expenses in doing so, our business, financial condition, and results of operations could be adversely affected.

We use artificial intelligence in our business, and challenges in effectively managing its use could result in reputational and competitive harm, legal liability, and adversely affect our results of operations.

We will incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and these applications may become increasingly important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations produced by our AI applications are, or are alleged to be, deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

The use of AI applications has led to, and may in the future lead to, cybersecurity incidents involving their end users’ personal data. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and operational results. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically and minimize unintended, harmful impacts.

One significant risk associated with AI is the potential for bias in the data used to train AI systems. If the algorithmic datasets we use to train our AI system are biased, the resulting model may make inaccurate or unfair decisions, leading to negative consequences for customers, employees, and other stakeholders. If we fail to protect the data we use to train our AI against bias, then our business, brand, reputation, financial condition, and results of operations may be adversely affected.

Reliance on information technology means a significant disruption could affect our communications and operations.

We increasingly rely on information technology systems for our internal communications, controls, reporting, and relations with customers and suppliers, and information technology is becoming a significantly valuable tool for our sales staff. Our marketing and distribution strategy depends on our ability to closely monitor consumer and market trends at a granular level, which we achieve through our sophisticated data-tracking systems. These systems are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cybersecurity risks that could adversely affect our ability to compete. Security and privacy breaches may expose us to liability, cause us to lose customers, or disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties intent on disrupting business processes, could result in high costs, revenue losses, asset losses, the loss of personal or other sensitive data, and reputational harm.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state laws require us to safeguard our wholesalers’ and retailers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ and distributors’ financial information, our security and testing measures may not prevent security breaches, and breaches of privacy may occur and could harm our business. Typically, we rely on third-party-licensed encryption and authentication technology to enhance the security of confidential financial and other sensitive information we have on file. Advances in computer capabilities, discoveries in cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect customer data. Any compromise of our security could harm our reputation, financial condition, and, therefore, our business. In addition, a party that can circumvent or exploit our security measures could, among other effects, misappropriate our proprietary information, disrupt our operations, or expose customers and other entities with whom we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent that the measures we have taken prove insufficient or inadequate, we may be subject to litigation or administrative sanctions, which could result in significant fines, penalties, or damages and harm our reputation.

We may be unable to scale our operations further with our technology successfully.

We plan to grow rapidly by further integrating our technology through partnerships with our open-source platform and other partner electronic platforms. Our growth will place significant demands on our management, technology development, and financial, administrative, and other resources. We cannot guarantee that any of the systems, procedures, and controls we put in place will be adequate to support the commercialization of our operations. Our operating results will depend on our officers’ and key employees’ ability to manage changing business conditions and to implement and improve our financial, administrative, and other resources. If we are unable to respond to and manage changing business conditions or the scale of our products, services, and operations, then the quality of our services, our ability to retain key personnel, and our business could be harmed.

Developing and implementing new and updated applications, features, and services for our portals may be more difficult, take longer, and cost more than expected, and may not result in sufficient revenue increases to justify the costs.

Attracting and retaining partner developers and users of our open-source platform requires us to continually improve the technology underlying those portals and develop new and updated applications, features, and services. If we are unable to do so in a timely manner or to implement new applications, features, and services without disrupting our existing ones, we may lose potential users and clients. The costs of developing these enhancements may negatively affect our ability to achieve profitability.

We will rely on a combination of internal development, strategic relationships, licensing, and acquisitions to develop our open-source platform, portals, and related applications, features, and services. Our development and/or implementation of innovative technologies, applications, features, and services may cost more than expected, take longer than initially anticipated, require more testing than originally anticipated, and necessitate hiring additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features, or services will justify the amounts spent.

Our success depends in part on obtaining, maintaining, and enforcing our proprietary rights, and on avoiding infringing on others’ proprietary rights.

We seek patent protection for those inventions and technologies for which we believe such protection is suitable and likely to provide us with a competitive advantage. A Patent on our Internet-Search Mechanism (“IBSM”) has been granted in the United States, Canada, New Zealand, and South Africa. The patent is currently pending in Australia, the European Union, and the United Kingdom. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications, and other intellectual property relevant to our products that may block our use of our intellectual property or may be used in third-party products that compete with our products and processes. In the event a competitor or other party successfully challenges our products, processes, patents or licenses or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees, or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

We also rely on trade secrets, proprietary technology, nondisclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing knowledge. We actively work to foster ongoing technological innovation to maintain and protect our competitive position. We cannot assure you that the steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop patent-protected substantially equivalent or superior technologies, or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

Our business will suffer if our network systems or open-source platform fails or becomes unavailable.

A reduction in the performance, reliability, and availability of our network infrastructure would harm our ability to deliver our products to users, our reputation, and our ability to attract and retain customers. Our systems and operations could be damaged or interrupted by fire, flood, power outages, telecommunications failures, Internet outages, earthquakes, and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, vandalism, hacking, cyberterrorism, and similar misconduct. We might not have adequate business interruption insurance to cover losses from a system outage. Any system error or failure that disrupts our product’s availability or increases response time could result in the loss of potential customers and a material adverse effect on our business, financial condition, and results of operations. If we experience sustained or repeated interruptions, our products and services could become less attractive to our users, and our business would be materially harmed.

We face significant competition for developers, users, advertisers, and distributors.

Our intellectual property may face significant competition from online search engines, sites offering integrated internet products and services, social media and networking sites, e-commerce sites, companies that provide analytics, monetization, and marketing tools for mobile and desktop developers, and digital, broadcast, and print media. Several of these competitors are much larger than we are and have access to far greater financial resources. Additionally, in many international markets, we face substantial competition from local Internet service providers and other providers offering search, communications, and other commercial services.

Several of our competitors offer products and services that directly compete with our platform users. Further, emerging start-ups can innovate and bring new products and services to market faster than we can. In addition, competitors may consolidate or collaborate, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, have greater local brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

If our competitors are more successful than we are at developing and deploying compelling products or attracting and retaining users, developers, or distributors, our user base and growth rates could decline.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our users. The use of consumer data by online service providers is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users of a security breach involving personal data, such as California’s Information Practices Act. We face similar risks in international markets where we offer our products and services. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies or to comply with any applicable federal, state, or international privacy, data-retention, or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to our business and brand, and a loss of users, which could potentially have an adverse effect on our business.

In addition, various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer, and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand, or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data be maintained within their borders. In addition, there is currently a data protection regulation applicable to the member states of the European Union that includes operational and compliance requirements different from those currently in place and also imposes significant penalties for non-compliance.

The interpretation and application of privacy, data protection, data transfer, and data retention laws and regulations are often uncertain and in flux in the United States and internationally. These laws may be interpreted and applied inconsistently across countries, and, given our current policies and practices, complicate long-range business planning decisions. If privacy, data protection, data transfer, or data retention laws are interpreted and applied in a manner inconsistent with our current policies and practices, we may be fined or ordered to change our business practices, which could adversely affect our operating results. Complying with these varying international requirements could result in substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

We may be subject to legal liability arising from the provision of online services or content.

We host and will provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information, upload or otherwise generate photos, videos, text, and other content, advertise products and services, conduct business, and engage in various online activities, both domestically and internationally. The law governing the liability of providers of online services and products for their users’ activities is currently unsettled both in the United States and internationally. We may be subject to domestic or international actions alleging that certain content we have generated or third-party content we have made available within our services violates laws in one or more jurisdictions.

It is also possible that, if any information we provide directly contains errors or is otherwise provided to users incorrectly, third parties could bring claims against us. We may also face consumer class actions or state actions relating to our online services, including our fee-based services. In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications.

Investigating and defending these claims is costly, even if they lack merit or do not result in liability, and it could expose us to substantial financial risk or lead to changes in business practices that could harm our ability to compete.

Our business depends on continued, unimpeded access to the Internet for our users. Internet access providers may block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services rely on users’ ability to access the Internet, and some require significant bandwidth to function well. Currently, this access is provided by companies with strong market power in the broadband and internet access markets, including incumbent telephone companies, cable companies, mobile communications providers, and government-owned service providers. Some of these providers may take, or have said they may take, actions that could harm, interrupt, or raise the cost of user access to our products by restricting or blocking their infrastructure from supporting our offerings, or by charging higher fees to our users for our services. Such interference could lead to the loss of existing users and increased costs for advertisers. It could also hinder our ability to attract new users and advertisers, thereby hurting our revenue and growth. Any laws or regulations that limit Internet access by blocking, degrading, or charging fees for access to certain services could reduce demand for or usage of our products and services, increase our operating costs, and negatively impact our financial results.

Risks Related to Management and Control Persons

We are dependent on the continued services of our Chief Executive Officer and Chief Financial Officer. If we fail to retain or attract qualified senior executives and key technical personnel, our business will not be able to expand.

We rely on the continued availability of Stephen Morris, our Chief Executive Officer; David Chetwood, our Chief Financial Officer; and Patrick Ensor, our Chief Revenue Officer, as well as on the availability of new, skilled employees to execute our business plans. The market for qualified employees is highly competitive, especially within our industry. Although we expect our planned compensation programs to attract and retain the employees necessary for our success, there is no guarantee that we will retain all, or enough, of our key employees to carry out our plans, or that we will consistently attract new employees as needed.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly, and disruptive.

If we lose key personnel or fail to replace them when they leave, we could face serious adverse effects on our financial results and stock price. Losing the services of any key personnel, whether in marketing or other areas, or failing to attract, integrate, motivate, and retain additional key employees could significantly harm our business, operational, and financial results, as well as our stock value.

Risks Related to the Market for Our Stock

We will conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We will need to conduct equity offerings in the future to finance our current projects or any additional projects we choose to pursue. If our common stock is issued in exchange for additional funds, the price per share could be lower than the price our current shareholders paid. We expect to continue relying on equity sales of our common stock to support our business operations. If we issue additional shares of common stock or securities convertible into common stock, your percentage ownership in us could be diluted.

We have the right to issue additional common and preferred stock without stockholder consent. This would dilute investors’ ownership and could reduce the value of their investment.

We have additional authorized but unissued shares of our common stock that we can issue for any purpose without stockholder approval or a vote, which could dilute their percentage ownership in the company.

Our articles of incorporation authorize the issuance of preferred stock and allow for the conversion of existing preferred stock into common stock. The Board of Directors may determine the rights, preferences, designations, and limitations of these shares. Additionally, the articles authorize our Board to issue up to 3,000,000,000 shares of common stock with a par value of $0.01 per share and up to 25,000,000 shares of preferred stock with a par value of $0.001 per share.

The shares of authorized but unissued preferred stock may be issued with the approval of the Board of Directors; no additional action from stockholders is necessary. If issued, the rights, preferences, designations, and limitations of such preferred stock would be determined by our Board and could disadvantage the outstanding common stock. These terms could include, among other things, preferences related to dividends and distributions upon liquidation.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to several factors, many of which are beyond our control.

Our stock price is subject to several factors, including:

●	Technological innovations or new products and services by our competitors or us;
●	Government regulation of our products and services;
●	The establishment of partnerships with other ethical web companies;
●	Intellectual property disputes;
●	Additions or departures of key personnel;
●	Sales of our common stock;
●	Most Favored Nation protection of one of our preferred equity investors, which could limit our ability to raise money at reasonable market prices.
●	Our ability to integrate operations, technology, products, and services;
●	Our ability to execute our business plan.
●	Operating results below or exceeding expectations
●	Whether we achieve profits or not,
●	Loss or addition of any strategic relationship;
●	Industry developments;
●	Economic and other external factors; and
●	Period-to-period fluctuations in our financial results.

Our stock price may fluctuate significantly due to any of the reasons mentioned above. Additionally, securities markets have occasionally experienced substantial price and volume changes unrelated to a company’s operating performance. These market fluctuations can also substantially and negatively impact the market price of our common stock.

Because we are subject to the “Penny Stock” rules, trading activity in our stock may be reduced.

The Securities and Exchange Commission has established regulations that define “penny stock” as any listed, trading equity security with a market price of less than $5.00 per share or an exercise price below $5.00 per share, subject to specific exemptions. These penny stock rules require a broker-dealer, before executing a transaction in a penny stock that isn’t otherwise exempt, to deliver a standardized risk disclosure document that explains the risks associated with penny stocks and the penny stock market. The broker-dealer must also provide the customer with the latest bid and offer quotes for the penny stock, details about the broker-dealers and their salesperson’s compensation in the transaction, and monthly account statements that show the market value of each penny stock held in the customer’s account. Additionally, the penny stock rules mandate that, before a penny stock transaction, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to proceed. These disclosure requirements can reduce trading activity in the secondary market for penny stocks, potentially making it harder for investors to liquidate these securities.

We do not expect to pay dividends in the near future. Any return on investment may be limited to the value of our common stock.

We do not expect to pay cash dividends on our common stock in the near future. The decision to pay dividends will depend on earnings, financial condition, and other relevant business and economic factors that the board of directors considers at that time. If we do not distribute dividends, the value of our common stock may decrease because your return on investment will rely solely on an increase in our stock price.

General Risks

We are a development-stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Our operations face all risks typical of starting a new business, including, but not limited to, lacking a meaningful operating history, not having fully-developed or commercialized products, insufficient capital, expected ongoing losses for the foreseeable future, limited experience with regulatory issues, lack of manufacturing and marketing expertise, dependence on third parties for developing and commercializing our current and future products, a competitive environment with well-established and well-capitalized competitors, and reliance on key personnel.

We might fail in achieving our business goals. The revenue and income potential of our proposed business and operations is unproven, as our lack of operating history makes it difficult to evaluate our company’s prospects. Currently, there is no basis to assume that our business operations will be successful or that we will operate profitably. Therefore, we have no track record of successful business activities, strategic decisions by management, fundraising capability, or other factors that would help an investor estimate our chances of success. There is a significant risk that we will not fully execute our business plan, or, if we do, that we will not generate substantial operating revenues or achieve profitability.

We are an “emerging growth company,” and any decision by us to comply with specific reduced reporting and disclosure requirements applicable to emerging growth companies could make shares of our common stock less attractive to investors.

We are an “emergency growth company,” as defined in Section 2(a) of the Securities Act. As long as we remain an emerging growth company, we may benefit from exemptions from specific reporting requirements that apply to other public companies. These exemptions include, but are not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Investors might view our shares as less attractive if we decide to rely on these exemptions. If some investors view our shares as less appealing due to a decision to reduce future disclosure, trading activity in our shares could decline, and our share price might become more volatile.

As long as we remain an “emerging growth company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act. An independent review of our internal controls might uncover issues that our management’s assessment could miss. Unnoticed material weaknesses in our internal controls could result in restating financial statements and incurring remediation costs.

If we identify material weaknesses in our internal control over financial reporting, if we fail to comply with the requirements of Section 404 in a timely manner, or if we cannot assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion on the effectiveness of our internal control when required, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our securities could decline. We could also be subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f) of Regulation S-K. Smaller reporting companies can benefit from specific reduced disclosure requirements, such as the option to provide only two years of audited financial statements. We will remain a smaller reporting company until the end of any fiscal year if either: (i) the market value of our shares of common stock held by non-affiliates is less than $250 million as of the prior June 30th, or (ii) our annual revenues do not reach $100 million during that completed fiscal year. Relying on reduced disclosure obligations may also make it more difficult, or even impossible, to compare our financial statements with those of other public companies.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the rules of the marketplace we are listed on, and other applicable securities laws and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and place greater demands on our systems and resources, especially after we are no longer a “smaller reporting company.” The Sarbanes-Oxley Act requires, among other things, that we maintain adequate disclosure controls and procedures and internal control over financial reporting. To maintain and improve these controls and procedures, and to ensure internal control over financial reporting, significant resources and management oversight may be needed to meet this standard. As a result, management’s attention could be diverted from other business concerns, potentially adversely affecting our business and operating results. We may also need to hire additional employees or engage outside consultants in the future to comply with these requirements, which will increase our costs.

Additionally, changes in laws, regulations, and standards related to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are open to interpretation, often because they lack specificity. As a result, their application may evolve as regulatory and governing bodies issue new guidance. This could lead to ongoing uncertainty about compliance issues and to higher costs from continuous updates to disclosure and governance practices. We plan to allocate resources to remain compliant with evolving laws, regulations, and standards, which may increase overall administrative expenses and divert management’s time and focus from revenue-generating activities to compliance. If our efforts to comply with new laws, regulations, and standards differ from what regulatory or governing bodies intend due to ambiguities in their application, regulatory authorities might initiate legal action against us, potentially harming our business.

As a smaller reporting company, we are exempt from specific disclosure requirements, which could make our Common Stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	Had a public float of less than $250 million as of the last business day of our most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of our voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	In the case of an initial registration statement under the Securities Act, or the Exchange Act, for shares of our common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	In the case of an issuer whose public float, as calculated under paragraph (1) or (2) of this definition, was zero, it had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements. We will provide only two years of financial statements and do not need to include the table of selected financial data. We will have other “scaled” disclosure requirements that are less comprehensive than those of issuers that are not smaller reporting companies, which could make our Common Stock less attractive to potential investors and complicate the process for our stockholders to sell their shares.

If securities or industry analysts do not publish research or reports on our business, or publish adverse reports about it, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports published by securities or industry analysts about us or our business. We have no control over these analysts. If one or more analysts covering us downgrade our shares or change their opinion, our share price will likely decline. If these analysts stop covering us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to fall.

Foreign currency exchange rates may adversely affect our financial results.

Sales and purchases denominated in currencies other than the U.S. dollar expose us to foreign-currency fluctuations relative to the U.S. dollar and may negatively impact our financial results. When the U.S. dollar strengthens, it raises the effective price of our U.S.-dollar-denominated products sold abroad, which might force us to lower prices or hurt sales if we do not raise local-currency prices. Conversely, a weaker U.S. dollar could increase the cost of products and services we buy from foreign suppliers that are not denominated in U.S. dollars. Additionally, sales and expenses of our overseas businesses are translated into U.S. dollars for SEC reporting, and fluctuations in the dollar’s value can result in unfavorable translation adjustments. We also face exchange rate risk from investments in subsidiaries abroad.

Current economic and political conditions make tax rules in any jurisdiction subject to significant change.

We are subject to income taxes and other non-income-based taxes in the U.S. and various jurisdictions outside the U.S. where we plan to operate. We cannot predict how changes or revisions to any of these tax laws and regulations—whether in the United States or abroad—might affect our business. We may face ongoing tax audits across different jurisdictions, and the tax authorities conducting them may disagree with some of our tax positions and impose additional taxes. While we plan to regularly evaluate the likely outcomes of these audits to determine our tax liabilities, there is no guarantee that we will accurately predict their results, and the actual outcomes could significantly harm our financial condition and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

In today’s digital landscape, cybersecurity is a vital part of our business operations. We are dedicated to protecting information systems, data, and technology infrastructure from possible cyber threats, unauthorized access, and data loss. We have put in place strong policies, procedures, and security measures to reduce risks, comply with relevant laws and regulations, and maintain our stakeholders’ trust.

We actively monitor and adapt to the changing cybersecurity landscape through ongoing assessment. Despite these efforts, there remains a risk of breaches, attacks, or system failures that could cause service outages, financial losses, legal liabilities, or damage to our reputation. We will continue to invest in cybersecurity to strengthen our defenses and resilience against new threats.

To date, the company’s systems and protocols have effectively detected and prevented these attempts without affecting operations or data integrity.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

We may occasionally become involved in various claims and legal proceedings that are generally considered normal and incidental to our business. These might include product liability, intellectual property, employment issues, personal injury claims from our employees’ actions, and other general claims. Regardless of the outcome, litigation can adversely affect us, including increased defense costs and settlements, diversion of management resources, and other impacts.

We are currently engaged in litigation in the United States District Court for the District of Wyoming. This civil lawsuit was filed by a holder of our preferred stock. The case number of this lawsuit is 1:26-CV-20-ABJ. The plaintiff, GHS Investments, LLC, is seeking to have the Court appoint a custodian or receiver for Bubblr, Inc. based on a number of assertions, many of which are inaccurate or unfounded. Our management believes that this lawsuit is flawed and defensible in Court. We cannot predict the outcome of this lawsuit at present time, as we are in negotiations with the plaintiff about the dismissal of the case.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is listed on the OTCID under the symbol “BBLR.” OTC Markets Group, Inc., an electronic quotation platform for equity securities, operates the OTCID. The market for the Company’s Common Stock is limited, volatile, and irregular. The stock’s price can fluctuate widely due to quarterly operating results, news releases, trading volume, share sales by officers, directors, and major shareholders, general market conditions, changes in supply and demand, and other factors. The following table shows the highest and lowest trading prices for each quarter over the last two fiscal years. These quotes are inter-dealer prices without retail markup, markdown, or commissions and may not reflect actual transactions.

Fiscal 2024	High	Low
First Quarter (1)	$0.1000	$0.0251
Second Quarter (1)	$0.0395	$0.0170
Third Quarter (1)	$0.1000	$0.0173
Fourth Quarter (1)	$0.0600	$0.0220

Fiscal 2025	High	Low
First Quarter (1)	$0.0380	$0.0060
Second Quarter (1)	$0.0490	$0.0038
Third Quarter (1)	$0.0304	$0.0075
Fourth Quarter (1)	$0.0158	$0.0042

(1)	This represents the closing bid information for the stock on the OTCID. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown, or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

The Securities and Exchange Commission has adopted Rule 15g-9, which defines a “penny stock” for our purposes as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for penny stock transactions, and (ii) the broker or dealer receive from the investor a written agreement outlining the transaction, including the identity and quantity of the penny stock to be purchased. To approve a person’s account for penny stock transactions, the broker or dealer must (i) obtain financial information, investment experience, and objectives of the individual, and (ii) make a reasonable determination that the transactions are suitable for the person and that they have sufficient knowledge and experience in financial matters to evaluate the risks involved. The broker or dealer must also provide, prior to any penny stock transaction, a disclosure schedule prepared by the Commission related to the penny stock market, which, in summary, (i) explains how the broker or dealer made the suitability determination, and (ii) confirms that the broker or dealer received a signed, written agreement from the investor before the transaction. This disclosure must also include information about the risks of investing in penny stocks in both public offerings and secondary trading, details of commissions payable to the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to investors in cases of fraud involving penny stocks. Lastly, monthly statements must disclose recent price information for the penny stock held in the account and details about the limited market for penny stocks.

Shareholders should know that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has recently experienced patterns of fraud and abuse. These include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) price manipulation through prearranged matching of purchases and sales and false press releases; (3) boiler room tactics involving high-pressure sales and unrealistic price projections by inexperienced salespeople; (4) large and undisclosed bid-ask spreads and markups by selling broker-dealers; and (5) the widespread dumping of securities by promoters and broker-dealers after prices have been manipulated to a desired level, leading to the inevitable collapse of those prices and investor losses. These patterns or practices could make our share price more volatile.

Our management is aware of the historical abuses in the penny stock market.

Holders

As of December 31, 2025, there were 177,588,785 shares of our common stock outstanding and 830 stockholders of record. Additionally, 783 shares of preferred stock were outstanding at that date, held by two shareholders.

Common Stock

Our authorized common stock totals 3,000,000,000 shares, each with a par value of $0.01. As of December 31, 2025, 177,588,785 shares of our common stock were issued and outstanding. As of March 31, 2026, 191,859,487 shares of our common stock were issued and outstanding.

Preferred Stock

Our authorized preferred stock consists of 25,000,000 shares with a par value of $0.001 per share. As of December 31, 2025, 783 shares of our Series C Convertible Preferred Stock were issued and outstanding.

Series C Convertible Preferred Stock

On March 4, 2022, the Company filed a Certificate of Designation with the Wyoming Secretary of State, establishing Two Thousand (2,000) shares of the Company’s Series C Convertible Preferred Stock, with the rights, preferences, and designations outlined therein.

Below is a summary description of the material rights, designations, and preferences of the Series C Convertible Preferred Stock. All capitalized terms not otherwise defined herein shall have the meanings assigned to them in the Certificate of Designation.

The Company has the right to redeem the Series C Convertible Preferred Stock according to the following schedule:

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

The Stated Value of the Series C Convertible Preferred Stock is $1,200 per share.

When permitted by Wyoming law, the Company shall pay an eight percent (8%) annual dividend on the Series C Convertible Preferred Stock. Dividends will be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. The dividend will be considered to accrue from the date the Series C Convertible Preferred Stock is issued, whether earned or declared, and regardless of profits, surplus, or other funds legally available for dividend payments.

The Series C Convertible Preferred Stock will vote together with the common stock on an as-converted basis, subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).

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

There are also Purchase Rights and Most Favored Nation Provisions in favor of the holders of our Series C Preferred Stock.

As of December 31, 2025, there were 783 outstanding shares of Series C Convertible Preferred Stock.

Warrants

On March 4, 2022, the Company issued warrants to purchase 75% of the number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock. The Company has agreed to register shares of common stock pursuant to the conversion of the Series C Convertible Preferred Stock and the Warrant Shares. There was no warrant activity in 2025 or 2024.

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2025:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Warrants	(in years)	Exercise Price	Shares	Exercise Price
941,599	0.43	0.3404	941,599	0.3404
472,205	0.22	0.3404	472,205	0.3404
562,149	0.28	0.3503	562,149	0.3503
281,074	0.15	0.2170	281,074	0.2170
281,074	0.16	0.2236	281,074	0.2236
2,538,101	1.24	0.3160	2,538,101	0.3160

As of December 31, 2025, the remaining life of the outstanding and exercisable warrants is one year and five months.

As of December 31, 2025, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

Dividends

The Company has not declared any cash dividends on Common Stock since its inception and does not anticipate paying any in the near future. The payment of cash dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors.

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

The Company is required to pay a dividend of eight percent (8%) per annum on the Series C Convertible Preferred Stock when permitted by Wyoming law. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. Wyoming law prohibits an insolvent company from paying dividends in cash or issuing securities. The company has been insolvent in each quarter since the date of issuance of the Series C Convertible Preferred Stock, has not paid dividends in 2025, and has reversed accrued dividends for prior years

Equity Compensation Plans

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”), which will continue, unless earlier terminated, until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan.

The 2022 Equity Incentive Plan aims to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals whose judgment and special efforts are essential to the successful conduct of our business.

On April 4, 2025, our Board of Directors authorized the implementation of the Bubblr, Inc. 2025 Employee and Consultant Stock Plan (“2025 Plan”), which shall remain in effect until April 4, 2035, unless terminated sooner. A maximum of 30,000,000 shares of common stock may be issued pursuant to the 2025 Plan.

The Company may grant restricted stock units or stock options for purchasing our common stock. Our Board of Directors determines the terms of stock option grants, which are consistent with the terms of our 2022 Equity Incentive Plan. The terms of the stock options are 10 years.

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

On October 17, 2024, the Company canceled and granted 500,000 options to purchase our Common Stock to a professional services provider.

On January 14, 2025, an executive forfeited 1,395,000 unvested options to purchase our common stock upon termination of service.

On April 15, 2025, the Company issued 3,360,000 stock options to an executive to purchase our Common Stock, with 60% vesting on the grant date, 90 days after the date of employment, and 40% vesting over one year. The terms of these stock option grants are established by the Board of Directors and are governed by the provisions of our 2022 Plan.

On May 20, 2025, the Company granted 2,750,000 fully vested stock options to consultants to purchase our Common Stock. The terms of the stock option grants are established by our Board of Directors and are aligned with the provisions of our 2025 Plan.

On June 11, 2025, the Company granted 500,000 fully vested stock options to an employee to purchase our Common Stock.

On June 11, 2025, an executive forfeited 840,000 unvested options to purchase our common stock upon the termination of their service.

On June 19, 2025, the Company granted 1,500,000 fully vested stock options to consultants to purchase the Company’s common stock.

On November 5, 2025, the Company issued 2,250,000 stock options to an executive to purchase our Common Stock, with 60% vesting on the grant date, and 40% vesting over one year.

On November 18, 2025, the Company issued 200,000 stock options to an Advisory Board member, vesting one year after the grant date.

The following table summarizes the stock options activity for the year ended December 31, 2025, and 2024:

	Number of Shares
	2025	2024
Outstanding at the beginning of the year	17,380,000	14,400,000
Granted	11,560,000	10,200,000
Exercised	—	—
Forfeited	(2,235,000)	(1,848,000)
Expired\Cancelled	—	(5,372,000)
Outstanding at the end of the year	26,705,000	17,380,000
Exercisable	25,886,250	15,649,000
Weighted-average Exercise Price	$0.0683	$0.0937

Recent Sales of Unregistered Securities

In the two years preceding the filing of this annual report, we have issued and sold the following securities that were not registered under the Securities Act of 1933, as amended:

Year ended December 31, 2024

●	200,000 shares for Advisory Board services valued at $10,000

Year ended December 31, 2025

●	17,698,338 shares for the conversion of Series C Convertible Preferred Stock valued at $139,200

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Regulation S, Section 4. (a) (2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each recipient of securities in these transactions was an accredited or sophisticated person and had adequate access to information about us through employment, business, or other relationships.

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

Results of Operation for Years Ended December 31, 2025, and 2024

Revenues

	Year Ended December 31,
	2025	2024	Change
Sales	$3,369	$5,349	$(1,980)	-37%
Total revenue	$3,369	$5,349	$(1,980)	-37%

Revenues were $3,369 and $5,349 in 2025 and 2024, respectively. We will not achieve higher revenues unless we can develop, market, support, and deliver our products and service offerings. There can be no assurance that we will achieve significant revenue despite our efforts.

Operating Expenses

Our operations for the year ended December 31, 2025, and 2024 are outlined below:

	Year Ended December 31,
	2025	2024	Change	%
General and administrative	$547,373	$613,930	$(66,557)	-11%
Professional Fees	134,909	116,959	17,950	15%
Sales and marketing	101,643	24,486	77,157	315%
Amortization and depreciation	237,183	472,764	(235,581)	-50%
Research and development	192,381	55,273	137,108	248%
Total operating expense	$1,213,489	$1,283,412	$(69,923)	-5%

General and administrative

General and administrative expenses consist primarily of compensation and other non-specific business costs. These include, but are not limited to, salaries and wages, office costs, computer software, and telecoms. The decrease in general and administrative costs was primarily due to lower compensation costs resulting from terminations in 2024.

Professional fees

Professional fees include costs for legal, accounting, and consulting services.

Sales and marketing

Sales and marketing costs include investor relations, advertising, marketing, press releases, and public relations. The cost increase is due to higher sales and marketing consultancy expenses in 2025.

Amortization and depreciation

Amortization and depreciation costs are primarily attributable to the amortization of patents and other intangible assets. Most of the patents and intellectual property are held in the UK subsidiary, Bubblr Ltd. The decrease in costs in 2025 is primarily due to an adjustment to the 2024 amortization of intellectual property.

Research and Development

The costs incurred for the research and development of the Company’s platform and products include fees to development contractors, staff, and specialist software for product development and deployment. The increase in costs in 2025 is due to products being generally released to customers. When products are released to customers, the Company discontinues capitalizing development costs, and any additional costs incurred thereafter are recognized as an expense.

Other Income (Expenses)

Our other income for the year ended December 31, 2025, and 2024 is outlined below:

	December 31,
	2025	2024	Change
Other income	$53	$14,192	$(14,139)	-100%
Interest expense	(57,291)	(6,242)	(762,806)	818%
Disposal and impairment of fixed assets	-	(48,133)	48,133	-100%
Loss on derivative issuance	(879,757)	-	-	-100%
Gain on change in fair value of warrant derivative liability.	877,344	6,652	25,581	13,089%
Foreign currency transaction (gain) loss	(365)	(141)	(224)	159%
Total other income (expense)	$(60,016)	$(33,672)	$(60,113)	78%

Other Income

Other income consists primarily of R&D credits in 2024.

Interest Expense

Interest expense consists primarily of interest the Company must pay on its borrowings and vehicle financing.

The increase in interest expense during the year ended December 31, 2025, compared to 2024, is due to convertible loan notes issued in 2025.

Loss on derivative issuance

The Company reviewed the Convertible Notes under the applicable guidance, ASC 815, and determined that the embedded features of the notes required them to be measured on a fair value basis as a derivative liability on the date of issuance.

As of the date of issuance, the derivative liability was valued at $1,324,977, and the Company recorded a loss on the issuance of the derivative liability of $879,757.

Gain on change in fair value of derivative liabilities.

The Company reviewed the warrants issued with the Series C Convertible Preferred Stock for derivative accounting under ASC 815, Derivatives and Hedging. ASC 815 requires us to evaluate the fair market value of the derivative liability at each reporting period’s end and record any change in fair value as other income or expense.

The market price of the common stock has declined since the initial warrant award in March 2022. If the warrants were exercised on December 31, 2025, at their respective exercise price set at issuance, the Company would realize a gain of $0.031 per share. This gain stems from the difference between the cash received upon conversion and the Company’s issue cost, which is based on the fair market price of the common stock as of December 31, 2025.

As of December 31, 2025, the fair value of the warrant derivative liabilities was $231, and the Company recognized a net gain of $32,464 for changes in fair value.

The Company issued convertible notes with embedded derivative liability in 2025. ASC 815 requires us to evaluate the fair value of the instruments at the date of issue and at the end of each reporting period.

As of December 31, 2025, the fair value of the convertible note derivative liability was $479,866, and the Company recognized a gain of $845,111 for changes in fair value.

Net Loss

We finished the year ended December 31, 2025, with a net loss of $1,194,484, compared with a loss of $1,313,026 in the year ended December 31, 2024.

Liquidity and Capital Resources

Working Capital

The following table presents selected financial data for our company as of December 31, 2025, and 2024.

	December 31,
	2025	2024	Change
Current Assets	$18,471	$44,907	$(26,436)	-59%
Current Liabilities	2,918,193	2,045,276	$872,917	43%
Working Capital Deficit	$(2,899,722)	$(2,000,369)	$(899,353)	45%

Current Assets

Current assets consist of cash, prepayments, and other receivables.

The decrease in current assets was primarily due to the timing of funding and making payments.

Current Liabilities

Current Liabilities consist of accounts payable and accrued liabilities.

The increase in current liabilities was primarily due to increases in accounts payable, accrued salaries, loans, and interest.

Working Capital Deficit

The working capital deficit increased by $899,353.

Liquidity

Over the last two years, and as of the date of this Report, we have faced an increasingly challenging liquidity situation that has limited our ability to implement our operating plan. We will need to obtain capital to continue operations. There is no assurance that we can secure such funding on acceptable terms.

As our current operations generate minimal revenue, we will need additional debt or equity to continue operating and expanding our business. Sources of additional financing or third-party arrangements may include equity or debt financing, bank loans, related-party loans, or revolving credit facilities. We may not successfully secure financing or obtain the capital we require by other means. Unless we can attract additional investment, our ability to operate as a going concern is in doubt.

We voluntarily file annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some of our tasks more time-consuming and costly. To meet the Exchange Act requirements, we will need to invest capital.

If we are unable to obtain sufficient additional capital, we may have to cease filing our SEC reports and cease operations entirely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, and stockholders may experience additional dilution, or the equity securities may have rights, preferences, or privileges senior to the common stock.

Cash Flow

	Year ended 31 December,
	2025	2024	Change
Cash used in Operating Activities	$(270,980)	$(144,642)	$(126,338)
Cash used in Investing Activities	$(230,680)	$(243,472)	$12,297
Cash provided by Financing Activities	$507,489	$422,785	$84,704

Cash on Hand	$7,322	$41,184	$(33,862)

Operating Activities

The increase in cash used in operating activities was primarily due to the additional proceeds from financing activities.

Investing Activities

Net cash used in investing activities is for Patents and the development of intellectual property.

Financing Activities

The increase in net cash provided by financing activities was primarily due to proceeds from convertible notes, offset by a reduction in related-party loans.

Cash on Hand

The increase in net cash used in operating activities was primarily due to the receipt of related-party loan funding in late December.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and other factors we believe are reasonable under the circumstances, which form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in greater detail in the notes to our financial statements elsewhere in this prospectus, we believe the following accounting policies are critical to understanding our historical and future performance because they involve management’s judgments and estimates.

We believe our most critical accounting policies and estimates relate to the following:

●	Foreign Currency Translations
●	Intangible Assets
●	Long-lived Assets
●	Income Taxes

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is the British pound (GBP). Local currency assets and liabilities are translated at the exchange rates as of the balance sheet date, and local currency revenues and expenses are translated at the weighted average exchange rate for the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized on a straight-line basis over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed, and the carrying amounts of intangible assets with determinable useful lives may be adjusted.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test compares the undiscounted future cash flows to the asset’s recorded value. The asset is written down to its estimated fair value if an impairment is indicated.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount it believes is more likely than not to be realized.

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the audited consolidated financial statements as of and for the years ended December 31, 2025, and 2024, included herein.

Off-Balance Sheet Arrangements

As of December 31, 2025, there were no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-20 of this Annual Report on Form 10-K.

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

We filed a Form 8-K with the SEC on May 9, 2024, regarding the termination of our Former Accountant.

On May 28, 2024, we engaged BCRG Group (the “New Accountant”) as our independent registered public accounting firm. Our Board approved the engagement of the New Accountant of Directors.

We filed a Form 8-K with the SEC on May 30, 2024, regarding the appointment of our New Accountant.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO, who acts as our principal executive officer, and our CFO, who acts as our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2025. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our report on internal control over financial reporting.

Management Report on Internal Controls over Financial Reporting

Our management includes our CEO, who serves as our principal executive officer, and our CFO, who serves as our principal financial officer. They are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013) framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2025, our internal control over financial reporting was ineffective.

Our financial reporting was ineffective due to inadequate segregation of duties, internal controls, and accounting functions, resulting from our limited resources and Personnel.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or financial statements will not be prevented or detected on a timely basis.

Limitations on the Effectiveness of Controls

Our CEO, who serves as our principal executive officer, and our CFO, who serves as our principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors or fraud. No matter how well-conceived and operated, a control system can provide only reasonable, not absolute, assurance that its objectives are met. Furthermore, the design of a control system must account for resource constraints, and the benefits of controls must be weighed against their costs. Because of the inherent limitations of all control systems, no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud within our company have been detected. These inherent limitations include faulty decision-making judgments and breakdowns caused by simple errors. Additional controls can be circumvented by individual acts, collusion among two or more people, or management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements, whether due to error or fraud, may occur and go undetected.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2025, that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Stephen Morris	71	Chief Executive Officer, Chairman of the Board, and Director
David Chetwood	64	Chief Financial Officer and Director
Patrick Ensor	46	Chief Revenue Officer and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Stephen Morris

Prior to founding Bubblr in 2015 and working on it full-time, Mr. Morris also worked as an agile coach and scrum master consultant at various companies. From July 2017 to June 2018, he worked at the Royal London Group in Edinburgh, Scotland. From 2016 to February 2017, he worked for Accenture in Newcastle Upon Tyne, England. From January 2016 to October 2016, he worked at Sky Broadcasting in Livingstone, Scotland.

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

On February 12, 2023, Mr. Stephen Morris was appointed as Chair of our Board of Directors.

On April 1, 2023, Mr. Stephen Morris was appointed as Chief Technical Officer.

On June 11, 2025, Mr. Stephen Morris was appointed as Chief Executive Officer.

Mr. Morris is qualified to serve on our Board of Directors because of his experience and expertise as the creator of the Bubblr concept and the founder of Bubblr Ltd in 2014, a wholly owned subsidiary of Bubblr Inc.

David Chetwood

Mr. Chetwood joined Bubblr on February 10, 2023, as Chief Financial Officer and Director. He retired in 2016. From 2004 to 2016, he served as CFO and Secretary for Westmont Industries Group in California. Between 1999 and 2004, he worked at Compass Aerospace, serving as EVP of Finance. From 1977 to 1999, he worked in various divisions of GKN Aerospace, ultimately serving as CFO of GKN Aerospace North America.

Patrick Ensor

Mr. Ensor joined Bubblr on August 5, 2025, as Chief Revenue Officer and Director. He has over 25 years of senior sales and marketing experience across the technology, fashion, catering, hospitality, and chemical industries. Over the past eighteen months, he has been an invaluable pro bono consultant to the company, leveraging his deep expertise to enhance our sales and marketing strategies, develop robust go-to-market plans, optimize customer development, and build sales forecasts. Additionally, Mr. Ensor has a proven track record in raising capital, effectively connecting our company with numerous high-profile investors. This has significantly strengthened our financial foundation and future growth prospects.

Term of Office

Our directors are appointed to hold office until our shareholders’ next annual general meeting or until removed from office in accordance with our bylaws. Our board of directors appoints our officers and holds office until removed by the board, subject to their respective employment agreements.

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

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors, or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against a receiver, fiscal agent, or similar officer was appointed by a court for the business or property of such person or any partnership in which they were a general partner at or within two years before the time of such filing, or any corporation or business association of which they were an executive officer at or within two years before the time of such filing;

2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree not subsequently reversed, suspended, or vacated by any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

a.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any Federal or State authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding not subsequently reversed, suspended, or vacated relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.	Any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty, or temporary or permanent cease-and-desist order, or removal or prohibition order; or

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

Committees of the Board

Our company currently does not have nominating, compensation, or audit committees, or committees performing similar functions, nor does it have a written charter for any of these committees. Historically, our directors believed it was unnecessary to have such committees because the board could adequately perform those committees’ functions.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Business Conduct is available on our website at www.bubblr.com. Our Nominating and Governance Committee oversees the Code of Conduct, and our board of directors must approve any waivers. In addition, we intend to post on our website all required disclosures under the law concerning any amendments to or waivers of any provision of the Code of Conduct.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded, earned, or paid to our former and current executive officers for the fiscal years ended December 31, 2025, and 2024.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Stephen Morris (1)	2024	—	—	—	—	—	—
CEO and Director	2025	—	—	—	—	—	—
Manfred Ebensberger	2024	—	—	—	186,000	—	186,000
Former CEO and Director	2025	—	—	—	—	—	—
Tom Symonds	2024	—	—	—	—	—	—
Former CEO and Director	2025	—	—	—	21,504	—	21,504
David Chetwood	2024	—	—	—	90,000	—	90,000
CFO and Director	2025	—	—	—	—	—	—
Patrick Ensor	2024	9,800	—	—	—	—	9,800
CRO and Director	2025	—	—	—	13,725	—	13,725

(1)	On April 1, 2023, Mr. Stephen Morris was appointed as Chief Technical Officer. On June 11, 2025, he was appointed as Chief Executive Officer.

Management Compensation

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with Stephen Morris, our Founder, Chief Technology Officer, and Chair. Mr. Morris agreed to reduce his base pay from $450,000 to $90,000 per annum and forfeit $270,000 of deferred compensation. Payments are withheld until the Company secures $2 million in funding.

On December 31, 2023, the Company entered into an Amended Employment Agreement with David Chetwood, Chief Financial Officer. Mr. Chetwood agreed to reduce his base pay from $450,000 to $180,000 per annum and forfeit $236,200 of deferred compensation. Payments are withheld until the Company secures $2 million in funding.

On October 17, 2024, the Company entered into an Executive Consulting Agreement with Manfred Ebensberger, the Chief Executive Officer, under which he is paid $90,000 annually. Payments are withheld until the Company secures $2 million in funding. The Company granted Mr. Ebensberger 6,200,000 Stock Options to purchase shares of the Company’s Common Stock. The Stock Options vest as follows: 78% on the grant date and 22% monthly over the following year of service. Mr. Ebensberger resigned as Chief Executive Officer on January 14, 2025.

On October 17, 2024, the Company entered into a Third Amended Employment Agreement with David Chetwood, reducing his base pay from $180,000 to $90,000 per annum. Payments are withheld until the Company secures $2 million in funding. The Company granted Mr. Chetwood 3,000,000 vested Stock Options to purchase shares of the Company’s Common Stock.

On January 15, 2025, the Company entered into an Executive Employment Agreement with Tom Symonds, Chief Executive Officer, under which he is paid an annual salary of $90,000. Payments are withheld until the Company secures $2 million in funding. Mr. Symonds resigned on June 11, 2025. The Company awarded Mr. Symonds 3,360,000 Stock Options to purchase shares of the Company’s Common Stock. The Stock Options vest as follows: 70% 90 days after the grant date and 30% monthly over the following year of service.

On August 5, 2025, the Company entered into an Employment Agreement with Mr. Patrick Ensor, which provides him with an annual salary of $90,000, payable in monthly installments. Payments will be $3,750 per month until the Company secures $2 million in funding. The Company awarded Mr. Ensor 2,250,000 Stock Options to purchase shares of the Company’s Common Stock. The Stock Options vest as follows: 70% 90 days after the date of hire and 30% monthly over the following year of service.

Equity Incentive Plan

On May 25, 2022, our board of directors approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”), which will continue, unless earlier terminated, until May 25, 2032. A total of 28,400,000 shares of common stock may be issued under the 2022 Equity Incentive Plan through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) restricted stock units, stock appreciation rights (“SARs”) and other equity-based awards to directors, officers, consultants, attorneys, advisors and employees. The purpose of the 2022 Equity Incentive Plan is to foster and promote our long-term financial success and increase stockholder value by motivating performance through incentive compensation. The 2022 Equity Incentive Plan is intended to encourage participants to acquire and maintain ownership interests in our company and to attract and retain the services of talented individuals whose judgment and special efforts are essential to the successful conduct of our business.

On April 4, 2025, our Board of Directors approved the adoption of the Bubblr, Inc. 2025 Employee and Consultant Stock Plan (“2025 Plan”), which shall remain in effect until April 4, 2035, unless terminated sooner. A maximum of 30,000,000 shares of common stock may be issued pursuant to the 2025 Plan.

During the year ending December 31, 2024, the Company issued, under the 2022 Equity Incentive Plan, a total of 10,200,000 stock options to Company executives and employees pursuant to their employment agreements. The shares were valued at $322,250, based on the common stock market price on the agreement’s respective dates, which ranged from $0.0625 to $0.0300 per share. The options typically vest at 70% after 90 days of service and 30% monthly over one year of service. A total of 7,220,000 stock options were forfeited, canceled, or expired.

During the year ending December 31, 2025, the Company issued, under the 2022 Plan and the 2025 Plan, a total of 11,560,000 stock options to Company executives and consultants. The shares were valued at $238,596, based on the common stock market price on the agreement’s respective dates, which ranged from $0.0064 to $0.0340 per share. The options typically vest at 70% after 90 days of service and 30% monthly over one year of service. A total of 2,235,000 stock options were forfeited, canceled, or expired.

There were 26,705,000 stock options issued and 25,886,250 stock options exercisable on December 31, 2025.

Compensation of Directors

All Directors shall receive reimbursement for reasonable travel expenses incurred to attend Board and Committee meetings.

Pension, Retirement, or Similar Benefit Plans

There are no arrangements or plans under which we provide pension, retirement, or similar benefits to our directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Health Insurance costs were accrued in 2024 and 2025 for US employees.

Indebtedness of Directors, Senior Officers, Executive Officers, and Other Management

None of our directors or executive officers, or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit, or other similar agreement or understanding currently outstanding.

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

The number of shares beneficially owned by each stockholder is determined under SEC rules. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant, or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned (1)		Percent of Class (2)
David Chetwood	4,035,000	(3)	2.24%
Patrick Ensor	810,000		0.45%
Stephen Morris	113,455		0.06%
All Directors and Executive Officers as a Group (3 persons)	4,958,455		2.75%

	Common Stock
5% Holders	Number of Shares Owned (1)	Percent of Class (2)
Joachim Swensson	9,711,873	5.39%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 180,110,853 voting shares as of March 31, 2026.

(3)	These shares are held of record by The Chetwood Revocable Living Trust, of which David Chetwood has sole voting and dispositive power and control.

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

We have two loans from our Founder, Stephen Morris, totaling $1,253,210.

The first loan balance was $668,405 as of December 31, 2025, and $561,833 as of December 31, 2024.

The second loan balance was $584,805 as of December 31, 2025, and $543,262 as of December 31, 2024.

Director Independence

The Board of Directors is currently composed of three members.

Indemnification

Our Articles of Incorporation contain provisions that eliminate our directors’ liability for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover settlement or damage awards against directors, officers, and employees that we may be unable to recoup. These provisions and the resulting costs may also discourage our company from bringing a lawsuit against directors, officers, and employees for breaches of fiduciary duty. They may similarly discourage our shareholders from filing derivative litigation against our directors, officers, and employees, even though such actions, if successful, might otherwise benefit our Company and shareholders.

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

The following table sets forth the fees billed to our company for the years ended December 31, 2025, and 2024 for professional services rendered by our independent registered public accounting firms:

Fees	2025	2024
Audit Fees	$54,570	$84,135
Tax Fees	4,388	7,387

Audit Fees

Audit fees were for professional services rendered in connection with the audits of our annual financial statements and the reviews of our quarterly financial statements for the 2025 and 2024 fiscal years. The audit fee for our December 31, 2025, financial statements was $30,000.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice, and tax planning during the fiscal years ended December 31, 2025, and 2024, no tax fees were billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believes that the provision of services unrelated to the audit is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Of Directors,

Bubblr Inc.

30 N. Gould Street, Suite R

Sheridan, WY 82801

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bubblr, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the company’s current operations generate minimal revenue which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion-

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Issuance and Conversion of Senior Convertible Promissory Note (the “Notes”)

As outlined in Note 6 to the consolidated financial statements, during the reporting period, the Company approved the issuance of up to $500,000 to multiple parties and $ 775,000 in convertible loan notes. These financial instruments involved complex terms related to conversion features, and classification between liabilities and equity under applicable accounting standards.

We identified the issuance and subsequent conversion of these notes as a critical audit matter due to the complexity of the financial instruments and the significant auditor judgment required. Auditing these matters involved extensive procedures and effort to evaluate management’s accounting conclusions and application of the relevant guidance.

The primary procedures we performed to address this critical audit matter included:

➢	Obtained and reviewed the agreements for the convertible notes to understand the key terms.

➢	Evaluated management’s analysis of the classification and measurement of the convertible notes.

➢	Tested the fair value measurements used in allocating proceeds between debt and embedded derivative and assessing conversion features.

➢	Verified the initial recognition of the Notes by reviewing the amortization schedules, testing the inputs, and independently recalculating the schedules for accuracy.

➢	Assessed the accuracy and completeness of subsequent accounting entries.

➢	Confirmed the ending balances through direct confirmations obtained from the creditors on sample basis.

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

March 31, 2026

FINANCIAL STATEMENTS

BUBBLR INC.

Consolidated Balance Sheets

December 31, 2025 and 2024

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$7,322	$41,184
Other receivables	2,039	3,723
Prepayments	9,110	—
Total current assets	18,471	44,907

Non-current Assets:
Intangible assets, net	1,262,933	1,181,944
Total non-current assets	1,262,933	1,181,944
TOTAL ASSETS	$1,281,404	$1,226,851

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$368,444	$277,140
Accrued liabilities	1,233,502	1,159,332
Due to related parties	836,382	608,804
Convertible debt derivative liability	479,865	—
Total current liabilities	2,918,193	2,045,276

Non-current Liabilities:
Loan payable – related party, non-current portion	1,253,210	1,105,095
Warrant derivative liability	231	32,464
Total non-current liabilities	1,253,441	1,137,559

Total Liabilities	4,171,634	3,182,835

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 783 and 903 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 177,588,785 and 159,890,447 shares issued and outstanding	1,775,888	1,598,904
Additional paid-in capital	13,178,116	13,090,218
Accumulated deficit	(18,131,202)	(17,012,492)
Accumulated other comprehensive income	286,967	367,385
Total Stockholders’ Equity (Deficit)	(2,890,230)	(1,955,984)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,281,404	$1,226,851

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2025 and 2024

	December 31,
	2025	2024
Revenue	$3,369	$5,349

Cost of sales	280	1,291

Gross Profit	3,089	4,058

Operating Expenses
General and administrative	547,373	613,930
Professional fees	134,909	116,959
Sales and marketing	101,643	24,486
Amortization and depreciation	237,183	472,764
Research and development	192,381	55,273
Total operating expense	1,213,489	1,283,412

Operating loss	(1,210,400)	(1,279,354)

Other income (expense)
Other income	53	14,192
Interest expense	(57,291)	(6,242)
Disposal of assets	—	(48,133)
Loss on derivative issuance	(879,757)	—
Gain on change in fair value of derivative liabilities	877,344	6,652
Foreign currency transaction gain	(365)	(141)
Total other income (expense)	(60,016)	(33,672)

Net loss before income tax	(1,270,416)	(1,313,026)
Provision for income tax	—	—
Net loss after income tax	$(1,270,416)	$(1,313,026)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(80,418)	16,555
Total other comprehensive income (loss)	(80,418)	16,555

Net comprehensive loss	$(1,350,834)	$(1,296,471)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	171,717,274	159,714,009

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2025 and 2024

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other Comprehensive	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Equity (Deficit)
Balance -December 31, 2023	903	$1	159,690,904	$1,596,904	$13,168,915	$(15,612,775)	$350,830	$(496,125)

Issuance of common shares for advisory board services			200,000	2,000	8,000			10,000
Vesting of share options					582,084			582,084
Forfeiture and expired share options					(668,781)			(668,781)
Dividend declared						(86,691)		(86,691)
Net Loss						(1,313,026)		(1,313,026)
Other comprehensive income							16,555	16,555
Balance December 31, 2024	903	$1	159,890,447	$1,598,904	$13,090,218	$(17,012,492)	$367,385	$(1,955,984)

Issuance of common shares for the conversion of series C preferred shares	(120)		17,698,338	176,984	(176,984)			—
Vesting of share options					264,882			264,882
Rescission of dividends declared						151,706		151,706
Net Loss						(1,270,416)		(1,270,416)
Other comprehensive income							(80,418)	(80,418)
Balance December 31, 2025	783	$1	177,588,785	$1,775,888	$13,178,116	$(18,131,202)	$286,967	$(2,890,230)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR, INC.

Consolidated Statements of Cashflows

For the year ended December 31, 2025 and 2024

	December 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(1,270,416)	$(1,313,026)
Adjustments for:
Net loss to net cash used in operating activities:
Stock-based compensation	—	10,000
Vesting of restricted stock units	264,882	582,084
Forfeit and expired stock-based compensation	—	(668,781)
Disposal of fixed assets	—	48,133
Loss on derivative issuance	879,757	—
Change in fair value of derivative liabilities	(877,344)	(6,652)
Amortization of intangible asset	237,183	467,855
Depreciation	—	4,909
Changes in operating assets and liabilities:
Decrease in other receivables	1,927	87,912
Increase in prepayments	(9,110)	—
Increase (decrease) in accounts payable	84,563	(79,722)
Increase in accrued liabilities	212,116	599,444
Increase in due to related parties	205,462	123,202
Net cash provided used in operating activities	(270,980)	(144,642)

Cash flows from investing activities
Purchase of intangible assets	(230,680)	(243,472)
Net cash used in investing activities	(230,680)	(243,472)

Cash flows from financing activities
Repayment of loans payable	—	(12,661)
Proceeds from loans payable – related party	62,270	447,370
Repayment of loans payable – related party	—	(29,013)
Proceeds from convertible loan notes	445,219	—
Proceeds from the sale of capital assets	—	17,089
Net cash provided by financing activities	507,489	422,785

Effects of exchange rate changes on cash	(39,691)	(1,155)

Net Change in Cash	(33,862)	33,516
Cash – Beginning of Period	41,184	7,668
Cash – End of Period	$7,322	$41,184

Supplemental information:
Cash paid for interest	$—	$8,477
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Dividend declared but not yet paid	$—	$86,691
Rescission of dividends declared	$151,705	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUBBLR, INC.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

NOTE 1 – ORGANIZATION, BUSINESS, AND LIQUIDITY

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $1,350,834 during the year ended December 31, 2025, and has an accumulated deficit of $18,131,202 as of that date. In addition, current liabilities exceed current assets by $2,899,722 as of December 31, 2025.

Management intends to secure additional operating funds through equity or debt offerings. However, success in this endeavor is not guaranteed.

There are no assurances that the Company will be able to (1) attain a revenue level sufficient to generate adequate cash flow from operations or (2) secure additional financing through private placements, public offerings, or loans necessary to support its working capital requirements. If funds from operations, private placements, public offerings, or loans prove insufficient, the Company will need to explore alternative sources of working capital. No guarantee exists that such financing will be available, or if available, on terms acceptable to the Company. Failure to obtain sufficient working capital may compel the Company to reduce or cease its operations.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s fiscal year ends on December 31.

Principles of Consolidation

Intercompany balances and transactions have been eliminated in consolidation.

Reclassification

During the current reporting period, the Company reviewed the nature and substance of certain balances previously presented within Accounts payable and accrued liabilities.

As a result of this review, amounts relating to transactions with related parties were identified and determined to be more appropriately classified as Due from related parties.

Accordingly, comparative figures have been reclassified to conform to the current period’s presentation.

This reclassification has been made to better reflect the underlying nature of these balances and to enhance the usefulness and transparency of the financial statements.

The reclassification had no impact on total assets, total liabilities, shareholders’ equity, or net income for the periods presented.

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

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test compares the undiscounted future cash flows to the asset’s recorded value. The asset is written down to its estimated fair value if impairment is indicated.

Intangible Assets - Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350-40, “Internal-Use Software” applies to software developed for internal needs or to provide a service where the customer does not acquire a contractual right to take possession of the software. Our products incorporate embedded software developed internally by Bubblr, a critical component that facilitates communication among components. The products’ functionality depends on this software.

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if specific criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company uses the Black-Scholes options pricing model to estimate the value of its derivative liabilities and to measure them at the end of each reporting period.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures,” which establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The carrying amounts of the Company’s financial instruments, including cash, other receivables, accounts payable, accrued liabilities, and due to related parties, approximate their fair value due to the short-term nature of these instruments. The warrant derivative liabilities and convertible debt derivative liability are Level 3 financial instruments measured at fair value on a recurring basis. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of these derivatives. As of December 31, 2025, the fair value of the warrant liabilities and convertible debt derivative liability was $231 and $479,865, respectively. There were no changes to the fair value hierarchy during the years ended December 31, 2025, or 2024.

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

For the years ended December 31, 2025, and 2024, the following outstanding stock equivalents were excluded from the computation of diluted net loss per share because the result was anti-dilutive.

	December 31,
	2025 (Shares)	2024 (Shares)
Series C Preferred Stock	2,934,416	3,384,135
Warrants	2,538,101	2,538,101
Total	5,472,517	5,922,236

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount it believes is more likely than not to be realized.

As of December 31, 2025, and 2024, the Company did not have any amounts recorded for uncertain tax positions.

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is the British pound (GBP). Local currency assets and liabilities are translated at the exchange rates as of the balance sheet date, and local currency revenues and expenses are translated at the weighted average exchange rate for the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

	December 31,
	2025	2024
Year-end GBP£:US$ exchange rate	1.3472	1.2515
Annual average GBP£:US$ exchange rate	1.3188	1.2781

Aggregate transaction gains or losses, including gains or losses related to foreign-denominated cash and cash equivalents and the re-measurement of certain inter-company balances, are included in the statement of operations as other income and expense. Losses on foreign exchange transactions totaled $80,417, and gains of $16,555 were recognized in the years ended December 31, 2025, and 2024, respectively.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” mandates that publicly traded entities disclose financial and descriptive information regarding their reportable operating segments. The Company delineates its operating segments based on an internal evaluation conducted by our Chief Financial Officer, focusing on distinct financial data, business operations, and managerial responsibilities. Consequently, the Company maintains a single reportable segment that encompasses fees related to App usage.

	Years Ended
	December 31,
Net sales:	2025	2024
North America	$3,058	$5,349
Europe	311	—
Totals	$3,369	$5,349

Long-lived assets, net (property and equipment and intangible assets):	December 31, 2025	December 31, 2024
North America	$34,305	$36,593
Europe	1,228,628	1,145,351
Totals	$1,262,933	$1,181,944

Recent Accounting Pronouncements

The Company has reviewed all recently issued.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting the new disclosure requirements.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments are intended to clarify and modernize the accounting for costs related to internal-use software. The guidance removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments allow an entity to apply a practical expedient when estimating expected credit losses, which assumes that the current conditions as of the balance sheet date will not change for the remaining life of the accounts receivable and contract assets arising from contracts with customers. The amendments are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted. If the practical expedient is elected, the amendments should be applied prospectively. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	December 31, 2025	December 31, 2024

UK VAT receivable	2,039	3,723
Total other receivables	$2,039	$3,723

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2025	2024
Intellectual properties	$3,743,322	$3,277,603
Trademarks	—	—
Patents	278,730	239,829
Capitalized acquisition costs	45,745	45,745

Total intellectual properties	4,067,797	3,563,177
Less: accumulated amortization	(2,804,864)	(2,381,233)

Total intellectual properties, net	$1,262,933	$1,181,944

●	Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, New Zealand, Canada, and Australia. The patent is pending in the European Union and the United Kingdom.

Patents on Contextual Enveloping of Dynamic Hypertext Links and Real-Time Data Processing are pending in the United States

Patents are reported at cost, less accumulated amortization and accumulated impairment loss. Costs include expenditures directly attributable to the asset’s acquisition. Once a patent provides economic benefit to the Company, amortization is recorded on a straight-line basis over its expected useful life of 20 years.

●	Intellectual Property

Intellectual Property capitalizes the Company’s qualifying internal research and development costs. It is amortized over its useful life of 7 years and reported at cost less accumulated amortization and accumulated impairment loss.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2025	2024
Dividends payable	—	151,704
Interest payable	32,022	—
Other accruals	73,990	48,695
Settlement payable	936,188	824,772
Wages and salaries	191,302	134,161
Total accrued liabilities	$1,233,502	$1,159,332

NOTE 6 - CONVERTIBLE NOTES DERIVATIVE LIABILITY

On April 4, 2025, the Company approved the issuance of up to $500,000 in convertible loan notes. The notes accrue interest at an annual rate of 18%. The maturity date is twelve months from the date of issuance.

During the year ended December 31, 2025, the Company issued $274,219 of the notes.

The Company may repay the debt and accrued interest at any time. Upon maturity, the notes include a conversion feature that allows the holder to convert the principal and interest into shares of the Company’s common stock at the lesser of a fixed price ranging from $0.01 to $0.025 or a discounted price of 80% of the lowest trading price over the 15-day trading period prior to the conversion.

These embedded features were evaluated under applicable accounting guidance, ASC 815 - Embedded Derivatives, and determined to require bifurcation from the host debt and to be measured at fair value on a recurring basis as a derivative liability.

The fair value of the derivative liability is estimated using valuation models that incorporate significant unobservable (Level 3) inputs, including expected term, expected volatility, and discount rate.

At the date of issue, the derivative liability was $889,875, and the Company recognized a loss on derivative issuance of $615,655 related to the fair value.

The derivative liability is remeasured at fair value at each reporting date, with changes recognized in earnings within “Change in fair value of derivative liability.” As of December 31, 2025, the fair value of the derivative liability was $268,927, and the Company recognized a net gain of $620,948 for changes in fair value.

For the year ended December 31, 2025, the Company accrued interest on the principal amount of the notes totalling $24,782

No notes converted to shares during the year ended December 31, 2025.

The derivative liabilities and accrued interest are classified as current liabilities on the balance sheet due to their impending maturity.

On July 15, 2025, the Company approved the issuance of up to $775,000 in convertible loan notes. The notes accrue interest at an annual rate of 12%. The maturity date is six months from the date of issuance.

During the year ended December 31, 2025, the Company issued $171,000 of the notes.

The Company may repay the debt and accrued interest at any time. Upon maturity, the notes include a conversion feature that allows the holder to convert the principal and interest into shares of the Company’s common stock at a 61% discount to the lowest trading price over the 15 days prior to conversion.

These embedded features were evaluated under applicable accounting guidance, ASC 815 - Embedded Derivatives, and determined to require bifurcation from the host debt and to be measured at fair value on a recurring basis as a derivative liability.

The fair value of the derivative liability is estimated using valuation models that incorporate significant unobservable (Level 3) inputs, including expected term, expected volatility, and discount rate.

At the date of issue, the derivative liability was $435,102, and the Company recognized a loss on derivative issuance of $264,102 related to the fair value.

The derivative liability is remeasured at fair value at each reporting date, with changes recognized in earnings within “Change in fair value of derivative liability.” As of December 31, 2025, the fair value of the derivative liability was $210,939, and the Company recognized a net gain of $224,163 from changes in fair value.

No notes converted to shares during the year ended December 31, 2025.

For the year ended December 31, 2025, the Company accrued interest on the principal amount of the notes totalling $7,240.

The derivative liabilities and accrued interest are classified as current liabilities on the balance sheet due to their impending maturity.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	December 31,
	2025	2024
Beginning balance Loan 1 - payable to Stephen Morris	$561,833	$125,910
Additions	106,572	435,923
Loan resolution – convert principal into shares of common stock.	—	—
Ending balance Loan 1 - payable to Stephen Morris	668,405	561,833

Loan - payable to Stephen Morris	584,805	543,262
Related party loan - payable to director	—	—
Total loan payable to related parties	1,253,210	1,105,095
Less – current portion	—	—

Total – non-current	$1,253,210	$1,105,095

●	Loan 1 (January 16, 2016) - Stephen Morris, Founder, CTO, and Chair.

On January 16, 2016, our wholly owned subsidiary, Bubblr Limited, entered into a Loan Agreement (the “Loan Agreement”) with Mr. Stephen Morris. The Loan Agreement is unsecured and carries no interest, is payable on demand, and is for working capital or as the Company deems appropriate. The Loan is available to the Company in multiple tranches.

On September 30, 2024, the parties entered into a sixth amendment with Mr. Morris such that the principal amount of the loan shall be due and payable by Borrower to Lender on the earlier of (i) the completion of an equity offering by Bubblr, Inc., for no less than $5,000,000, or (ii) three years from the date of this Amendment.

On December 31, 2025, loan payable obligations included in long-term liabilities were £496,144 ($668,405).

●	Loan 2 (September 7, 2022) - Stephen Morris, Founder, CEO, and Chair.

On September 7, 2022, our wholly owned subsidiary, Bubblr Limited, entered into a new loan agreement (the “Loan Agreement”) with Mr. Morris for £434,060 ($501,049). The Loan Agreement is unsecured, carries no interest, is non-convertible, and is due upon maturity, which is three years after the date of the agreement.

On September 30, 2024, the parties agreed to amend the Loan Agreement to extend the maturity date by three years from the date of this amendment.

On December 31, 2025, loan payable obligations included in long-term liabilities were £434,089 ($584,805).

NOTE 8 – WARRANT LIABILITY

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 6) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the instrument should be classified as a liability due to reset provisions and variability in exercise price resulting in there being no fixed value or explicit limit to the number of shares to be delivered upon exercise.

ASC 815 requires us to assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense items.

The Company determined our warrant liabilities to be a Level 3 fair value measurement during the year based on management’s estimate of the expected future cash flows required to settle the liabilities and used the Black Scholes pricing model to calculate the fair value as of December 31, 2025. The Black-Scholes model requires six basic inputs: the exercise price (or strike price), time to expiration, the risk-free interest rate, the current stock price, the estimated future volatility of the stock price, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2025, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Year Ended
December 31, 2025
Expected term (years)	0.59 – 0.74
Expected average volatility	192% – 237%
Expected dividend yield	8.33%
Risk-free interest rate	3.41% – 5.19%

The following table summarizes the changes in the warrant liabilities during the year ended December 31, 2025:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant liability as of December 31, 2023	$39,116
Change in fair value of warrant liability	(6,652)
Warrant liability as of December 31, 2024	32,464
Change in fair value of warrant liability	(32,233)
Warrant liability as of December 31, 2025	$231

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities, and the tax rates expected to be in effect when those differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

For the years ended December 31, 2025, and 2024, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Year Ended December 31,
	2025	2024
Tax jurisdiction from:
United States	$(537,132)	$(630,750)
Foreign	(733,284)	(682,276)
Tax loss before income taxes	$(1,270,416)	$(1,313,026)

For the years ended December 31, 2025, and 2024, the Company reported a tax loss before income tax and zero income tax expense. As a result, the Company’s effective tax rate was 0%.

United States of America

Bubblr, Inc. is registered in the State of Wyoming and is subject to United States tax laws at a standard rate of 21%. Due to a change of control, the Company will not be able to carry over net operating losses (“NOL”) generated before August 13, 2020, to offset future income.

As of December 31, 2025, the operations in the United States of America had incurred approximately $9,443,181 in cumulative NOLs, which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns are subject to examination by United States tax authorities beginning with the year ended December 31, 2019.

United Kingdom

The Company’s subsidiaries operating in the United Kingdom (“UK”) are subject to tax at a standard income tax rate of 25% on the assessable income arising in the UK during their tax year.

As of December 31, 2025, the UK operations had approximately $6,923,758 in cumulative NOLs, which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets as management believes it is more likely than not that these assets will not be realized in the future.

The Company’s tax returns for the years ended 2025 and 2024 are subject to examination by HM Revenue & Customs.

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the year ended December 31, 2025, the Company converted 120 shares of Series C Preferred Stock with a stated value of $144,000.

As of December 31, 2025, and December 31, 2024, the Company had 783 and 903 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company has authorized 3,000,000,000 ordinary shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the corporation’s stockholders is sought.

During the years ended December 31, 2025, and 2024, the Company issued common shares as follows:

Year ended December 31, 2024

●	200,000 shares for Advisory Board services valued at $10,000

Year ended December 31, 2025

●	17,698,338 shares for the conversion of Series C Convertible Preferred Stock with a stated value of $144,000.

As of December 31, 2025, and 2024, the Company had 177,588,785 and 159,890,447 shares of common stock issued and outstanding, respectively.

Warrants

The Company identified conversion features embedded within warrants issued during the year ended December 31, 2022. The Company has determined that the conversion feature of the Warrants constitutes an embedded derivative because the conversion price includes a reset provision, which could result in adjustments to the redemption value and the number of shares issued upon exercise (see Note 10 - Warrant Liability).

A summary of activity during the period ended December 31, 2025, and 2024 follows:

Warrants Outstanding
	Number of	Weighted Average	Weighted Average Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2023	2,538,101	0.3160	3.63
Granted	—	—	—
Exercised	—	—	—
Forfeited/cancelled	—	—	—
Outstanding, December 31, 2024	2,538,101	0.3160	2.50
Granted	—	—	—
Exercised	—	—	—
Forfeited/cancelled	—	—	—
Outstanding, December 31, 2025	2,538,101	$0.3160	1.24

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2025:

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price
941,599	0.43	$0.3404
472,205	0.22	0.3404
562,149	0.28	0.3505
281,074	0.15	0.2170
281,074	0.16	0.2236
2,538,101	1.24	$0.3160

On December 31, 2025, the intrinsic value of the warrants was $0, as the price of the Company’s stock was below the warrant exercise price.

Equity Incentive Plans

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) that will remain in effect, unless terminated earlier, until May 25, 2032. Up to 28,400,000 shares of common stock may be issued under the 2022 Plan.

The 2022 Plan aims to enhance our ongoing financial stability and increase shareholder value by motivating performance through incentive compensation. It is designed to encourage participants to acquire and maintain ownership interests in our organization, while also attracting and retaining talented individuals whose judgment and efforts are essential to our enterprise’s success.

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

On October 17, 2024, the Company canceled and granted 500,000 stock options to a professional services provider to purchase shares of our Common Stock.

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

The Board of Directors establishes the criteria for allocating stock options, aligning with the stipulations outlined in our 2022 and 2025 Plans. Our general policy for granting stock options is that a portion of the options vests after 90 days of service, with the remainder vesting incrementally over the next two years. The maximum validity period for the options is ten years.

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

On June 13, 2025, the Company granted 1,000,000 stock options to an attorney to purchase the Company’s common stock.

On June 19, 2025, the Company granted 1,500,000 stock options to six consultants to purchase the Company’s common stock.

On November 5, 2025, the Company granted 2,250,000 stock options to an executive to purchase shares of our Common Stock.

On November 18, 2025, the Company granted 200,000 stock options to a non-executive director to purchase shares of our Common Stock.

The following table summarizes the stock options activity for the year ended December 31, 2025, and 2023:

	Number of Shares
	2025	2024
Outstanding at the beginning of the year	17,380,000	14,400,000
Granted	11,560,000	10,200,000
Exercised	—	—
Forfeited	(2,235,000)	(1,848,000)
Expired\Cancelled	—	(5,372,000)
Outstanding at the end of the year	26,705,000	17,380,000
Exercisable	25,886,250	15,649,000
Weighted-average Exercise Price	$0.0683	$0.0937

The total intrinsic value of options on December 31, 2025, is zero because the closing stock price was below the weighted average exercise value. The weighted-average fair value of stock options granted in 2024 was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions. See below for reference to the Company’s valuation methodologies for these grants.

Year Ended
December 31, 2025
Expected life in years	7.25 – 9.88
Risk-free interest rate	4.29%
Annual forfeiture rate	10%
Volatility	252%
Expected dividend yield	0%

The following table summarizes certain information regarding the Company’s non-vested shares:

Number of Shares

Non-vested as of December 31, 2024	1,731,000
Granted	11,560,000
Forfeited or expired	(2,235,000)
Vested	(10,237,250)

Non-vested as of December 31, 2025	818,750

The following table summarizes the stock options exercisable:

	Options	Options
	Outstanding	Exercisable

Number of shares	26,705,000	25,886,250
Weighted-average contractual life in years	8.66	8.58
Weighted-average exercise price		$0.0683
Intrinsic value		$—

The total intrinsic value of options on December 31, 2025, is zero because the closing stock price was below the weighted average exercise value.

The Company recognized compensation costs of $238,596 and $582,088 for the years ended December 31, 2025, and 2024, respectively. The Company recorded credits for forfeited and expired options totaling $47,226 and $668,781 for the years ended December 31, 2025, and 2024, respectively.

As of December 31, 2025, there was $3,773 of unrecognized compensation cost related to non-vested share options, which we will recognize over the next 10 months.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Stephen Morris, Founder, Chief Technical Officer, and Director

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with Stephen Morris to reduce his base pay from $450,000 to $90,000 per annum and forfeit $270,000 of deferred compensation. Payments are withheld until the Company secures $2 million in funding.

David Chetwood, Chief Financial Officer and Director

On December 31, 2023, the Company entered into a Second Amended Employment Agreement with David Chetwood to reduce his base pay from $450,000 to $180,000 per annum and forfeit $236,200 of deferred compensation.

On October 17, 2024, the Company entered into a Third Amended Employment Agreement with David Chetwood, reducing his base pay from $180,000 to $90,000 per annum. Payments are withheld until the Company secures $2 million in funding.

Timothy Burks, Former Chief Executive Officer and Director

On July 8, 2024, the Corporation’s shareholders, acting by written consent and representing at least a simple majority (55.9%) of the Corporation’s issued and outstanding shares of Common Stock, voted to remove Timothy Burks from the Corporation’s Board of Directors.

Immediately following the shareholder vote, the two remaining Directors, David Chetwood and Stephen Morris, voted unanimously to remove Timothy Burks from the corporation’s office of Chief Executive Officer, effective July 8, 2024.

Paul Morrissey, Former Director

On July 8, 2024, the Corporation’s shareholders, acting by written consent and representing at least a simple majority (55.9%) of the Corporation’s issued and outstanding shares of Common Stock, voted to remove Paul Morrissey from the Corporation’s Board of Directors.

Manfred Ebensberger, Former Chief Executive Officer and Director

On October 17, 2024, the Company entered into an Executive Consulting Agreement with Manfred Ebensberger, the Chief Executive Officer, under which he is paid $90,000 annually. Payments are withheld until the Company secures $2 million in funding.

Mr. Ebensberger resigned on January 14, 2025.

Tom Symonds, Former Chief Executive Officer and Director

On January 15, 2025, the Company entered into an Executive Employment Agreement with Tom Symonds, Chief Executive Officer, under which he is paid an annual salary of $90,000. Payments are withheld until the Company secures $2 million in funding.

Mr. Symonds resigned on June 11, 2025.

Patrick Ensor, Chief Revenue Officer and Director

On August 5, 2025, the Company entered into an Employment Agreement with Mr. Patrick Ensor, which provides him with an annual salary of $90,000, payable in monthly installments. Payments will be $3,750 per month until the Company secures $2 million in funding.

We may occasionally become involved in various claims and legal proceedings that are generally considered normal and incidental to our business. These might include product liability, intellectual property, employment issues, personal injury claims from our employees’ actions, and other general claims. Regardless of the outcome, litigation can adversely affect us, including increased defense costs and settlements, diversion of management resources, and other impacts.

We are currently engaged in litigation in the United States District Court for the District of Wyoming. This civil lawsuit was filed by a holder of our preferred stock. The case number of this lawsuit is 1:26-CV-20-ABJ. The plaintiff, GHS Investments, LLC, seeks the Court’s appointment of a custodian or receiver for Bubblr, Inc., based on a number of assertions, many of which are inaccurate or unfounded. Our management believes that this lawsuit is flawed and defensible in Court. We cannot predict the outcome of this lawsuit at this time, as we are in negotiations with the plaintiff regarding the dismissal of the case.

NOTE 12 - SUBSEQUENT EVENTS

On February 3, 2026, the Company issued 2,522,068 shares of Common Stock in connection with the conversion of loan notes with a value of $8,000.

On February 19, 2026, the Company issued 4,918,033 shares of Common Stock in connection with the conversion of loan notes with a value of $12,000.

On February 13, 2026, the Company’s securities were downgraded from the OTCQB market to the OTCID market because the Company’s closing bid price no longer met the minimum bid price requirements for continued listing on the OTCQB market.

On March 20, 2026, the Company issued 6,830,601 shares of Common Stock in connection with the conversion of loan notes with a value of $10,000.

The Company has evaluated subsequent events through March 31, 2026, the date the financial statements were available for issuance.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles. (1)

3.2	Amended and Restated Bylaws of Bubblr Inc.(9)

3.3	Certificate of Designation for Series C Convertible Preferred Stock. (3)

4.1	Common Stock Purchase Warrant dated March 4, 2022, in Favor of GHS Investments. (5)

4.2	Common Stock Purchase Warrant dated March 9, 2022, in Favor of Proactive Capital Partners LP (5)

4.3	Common Stock Purchase Warrant dated April 25, 2022, in Favor of GHS Investments. (4)

4.4	Common Stock Purchase Warrant dated May 25, 2022, in Favor of GHS Investments. (6)

4.5	Common Stock Purchase Warrant dated June 24, 2022, in Favor of GHS Investments. (8)

10.1	Loan 1 Agreement dated January 10, 2016, with Stephen Morris. (2)

10.2	Securities Purchase Agreement dated March 4, 2022, with GHS Investments. (3)

10.3	Securities Purchase Agreement dated March 9, 2022, with Proactive Capital Partners LP.(3)

10.4	Registration Rights Agreement dated March 9, 2022, with GHS Investments. (3)

10.5	2022 Incentive Plan dated June 1, 2022. (7)

10.6	Loan 2 Agreement dated September 6, 2022, with Stephen Morris (9)

10.7	Amended Employment Agreement with Timothy Burks dated December 31, 2023 (10)

10.8	Second Amended Employment Agreement with David Chetwood dated December 31, 2023 (10)

10.9	Amended Employment Agreement with Stephen Morris dated December 31, 2023 (10)

10.10	Termination of Employment with Timothy Burks, dated July 8, 2024 (13)

10.11	Employment Agreement with Manfred Ebensberger, dated October 17, 2024 (14)

10.12	Third Amended Employment Agreement with David Chetwood, dated October 17, 2024 (14)

10.13	Employment Resignation, Manfred Ebensberger, dated January 14, 2025 (15)

10.14	Employment Agreement with Tom Symonds, dated January 15, 2025 (15)

10.15	Employment Resignation, Tom Symonds, dated June 11, 2025 (16)

10.16	Employment Agreement with Patrick Ensor, dated August 5, 2025 (17)

16.1	Termination of Accountants dated May 7, 2024, BF Borgers CPA PC. (11)

16.2	Appointment of Accountants dated May 28, 2024, BCRG Group (12)

21.1	List of Subsidiaries (1)

38

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

(1)	Incorporated by reference to the Form S-1, filed by the Company with the Securities and Exchange Commission on November 9, 2021.
(2)	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on December 23, 2021.
(3)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on March 10, 2022.
(4)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on April 26, 2022.
(5)	Incorporated by reference to the Form 8-K/A, filed by the Company with the Securities and Exchange Commission on May 4, 2022.
(6)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 25, 2022.
(7)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 1, 2022.
(8)	Incorporated by reference to the Form S-1/A, filed by the Company with the Securities and Exchange Commission on June 29, 2022
(9)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on September 8, 2022
(10)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 8, 2024.
(11)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 9, 2024.
(12)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on May 30, 2024.
(13)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on July 9, 2024.
(14)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on October 23, 2024.
(15)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on January 21, 2025.
(16)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on June 12, 2025.
(17)	Incorporated by reference to the Form 8-K, filed by the Company with the Securities and Exchange Commission on August 8, 2025.

ITEM 16. FORM 10-K SUMMARY.

None.

39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2026	Bubblr, Inc.

	By:	/s/ Stephen Morris
Stephen Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Morris	Chief Executive Officer, Principal Executive Officer, and Director	March 31, 2026
Stephen Morris

/s/ David Chetwood	Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	March 31, 2026
David Chetwood

40