Form 10-Q
period 2026-03-31
Bubblr Inc.
filed 2026-05-15
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 15, 2026, there were 219,987,321 outstanding shares of the registrant’s Common Stock, $0.01 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of March 31, 2026 (unaudited), and December 31, 2025;
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026, and 2025 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2026, and 2025 (unaudited);
F-5	Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and 2025 (unaudited) and;
F-6	Notes Consolidated Financial Statements.

The consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2026, are not necessarily indicative of results expected for the full year ending December 31, 2026.

3

BUBBLR INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

BUBBLR INC.

Consolidated Balance Sheets

	March 31,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current Assets:
Cash	$5,813	$7,322
Other receivables	3,458	2,039
Prepayments	10,220	9,110
Total current assets	19,491	18,471

Non-current Assets:
Intangible assets, net	1,183,734	1,262,933
Total non-current assets	1,183,734	1,262,933
TOTAL ASSETS	$1,203,225	$1,281,404

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$352,493	$368,444
Accrued liabilities	1,234,558	1,233,502
Due to related parties	920,230	836,382
Convertible debt derivative liability	453,322	479,865
Total current liabilities	2,960,603	2,918,193

Non-current Liabilities:
Loan payable – related party, non-current portion	1,225,676	1,253,210
Warrant derivative liability	2	231
Total non-current liabilities	1,225,678	1,253,441

Total Liabilities	4,186,281	4,171,634

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 783 and 783 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 191,859,487 and 177,588,785 shares issued and outstanding	1,918,595	1,775,888
Additional paid-in capital	13,066,416	13,178,116
Accumulated deficit	(18,273,626)	(18,131,202)
Accumulated other comprehensive income	305,558	286,967
Total Stockholders’ Equity (Deficit)	(2,983,056)	(2,890,230)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,203,225	$1,281,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue
Sales	$436	$641
Cost of sales	-	-
Gross profit	436	641

Operating Expenses
General and administrative	136,858	165,022
Professional fees	21,905	20,622
Sales and marketing	4,350	10,496
Amortization and depreciation	64,461	53,954
Research and development	71,759	56,385
Total operating expense	299,333	306,479

Operating loss	(298,897)	(305,838)

Other income (expense)
Other income	105,491	3
Interest income	387	-
Interest expense	(34,946)
Loss on derivative issuance	(69,898)	-
Gain on change in fair value of derivative liability	155,463	27,211
Foreign currency transaction (loss) gain	(24)	68
Total other income (expense)	156,473	27,282

Net loss before income tax	(142,424)	(278,556)
Provision for income tax	-	-
Net loss after income tax	(142,424)	(278,556)

Other comprehensive income (loss)	18,591	-

Net comprehensive loss	$(123,833)	$(278,556)

Net loss per common share, basic and diluted	$0.00	$0.00)

Weighted average number of common shares outstanding, basic, and diluted	177,602,416	164,401,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)

Balance -December 31, 2024	903	$1	159,890,447	$1,598,904	$13,090,218	$(17,012,492)	$367,385	$(1,955,984)
Issuance of common shares for series C preferred shares conversion	(80)		5,970,150	59,702	(59,702)
Vesting of Share Options					40,887			40,887
Dividend Series C Preferred Shares						(21,671)		(21,671)
Net Loss						(278,556)		(278,556)
Other comprehensive income							(15,088)	(15,088)
Balance March 31, 2025	823	$1	165,860,597	$1,658,606	$13,071,403	$(17,312,719)	$352,297	$(2,230,412)
Balance December 31, 2025	783	$1	177,588,785	$1,755,888	$13,178,116	$(18,131,202)	$286,967	$(2,890,230)
Vesting of Share Options					1,007			1,007
Issuance of common shares for convertible note conversion			14,270,702	142,707	(112,707)			30,000
Net Loss						(142,424)		(142,424)
Other comprehensive income							18,591	18,591
Balance March 31, 2026	783	$1	191,859,487	$1,918,595	$13,066,416	$(18,273,626)	$305,558	$(2,983,056)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(142,424)	$(278,556)
Adjustments for:
Net loss to net cash used in operating activities:
Vesting of stock-based compensation	1,007	40,887
Loss on derivative issuance	69,898	(27,211)
Change in fair value of derivative liability	(155,463)	-
Amortization of intangible asset	64,461	53,954
Changes in operating assets and liabilities:
Increase in other receivables	(1,483)	(2,801)
Increase in prepayments	(1,110)	-
(Decrease) increase in accounts payable	(13,585)	61,772
Increase in accrued liabilities	6,641	16,125
Increase in amounts due to related parties	92,521	39,739
Net cash used in operating activities	(79,537)	(96,091)

Cash flows from investing activities
Purchase of intangible assets	(6,634)	(13,728)
Net cash used in investing activities	(6,634)	(13,728)

Cash flows from financing activities
Proceeds from convertible notes	102,410	-
Repayment of convertible notes	(13,617)	-
Proceeds from loans payable - related party	-	71,073
Repayment of loans payable - related party	(4,738)	-
Net cash provided by financing activities	84,055	71,073

Effects of exchange rate changes on cash	607	104

Net Change in Cash	(1,509)	(38,642)
Cash - Beginning of Period	7,322	41,184
Cash - End of Period	$5,813	$2,542

Supplemental information:
Cash paid for interest	$6,883	$-

Non-cash investing and financing activities
Dividends declared but not yet paid	$-	$21,671
Issuance of common stock for conversion of debt	$30,000	-

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $123,833 during the three months ended March 31, 2026, and has an accumulated deficit of $18,273,626 as of that date. In addition, current liabilities exceed current assets by $2,941,112 as of March 31, 2026.

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

Due to uncertainties surrounding these issues, significant doubt persists as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments regarding the recoverability or classification of asset values, nor the amounts and classifications of liabilities that might arise if the Company is unable to maintain its operations.

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

As a result of this review, amounts relating to transactions with related parties were identified and determined to be more appropriately classified as Due to related parties.

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

Intangible Assets - Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350-40, “Internal-Use Software,” applies to software developed for internal use or to provide a service, where the customer does not acquire a contractual right to take possession of the software. Our products incorporate embedded software developed internally by Bubblr, a critical component that facilitates communication among components. The product’s functionality depends on this software.

Expenditures associated with product development are capitalized until technological feasibility is achieved. Such costs encompass subcontractor fees, personnel wages, and other related expenses incurred during the development phase. The Company regards technological feasibility as achieved once all high-risk development challenges are addressed. Upon the product’s availability for general release to the Company’s customers, the Company discontinues capitalizing development costs, and any additional expenses incurred thereafter are recognized as expenses. The capitalized costs are amortized on a straight-line basis.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or its useful life is no longer appropriate. Recoverability is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset's estimated fair value.

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

The carrying amounts of the Company’s financial instruments, including cash, other receivables, accounts payable, accrued liabilities, and due to related parties, approximate their fair value due to the short-term nature of these instruments. The warrant derivative liabilities and convertible debt derivative liability are Level 3 financial instruments measured at fair value on a recurring basis. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of these derivatives. As of March 31, 2026, the fair value of the warrant liabilities was $2 and convertible debt derivative liability was $453,322. There were no changes to the fair value hierarchy during the three months ended March 31, 2026, or 2025.

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

For the three months ended March 31, 2026, and 2025, the following outstanding stock was excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	March 31,
	2026	2025
	(Shares)	(Shares)
Series C Preferred Stock	2,934,416	3,084,323
Warrants	2,538,101	2,538,101
Total	5,472,517	5,622,424

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

As of March 31, 2026, and 2025, the Company did not have any amounts recorded for uncertain tax positions.

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

	March 31,		December 31,
	2026	2025	2025
Period-end GBP£: U.S.$ exchange rate	1.3226	1.2918	1.3472
Weighted average GBP£: U.S.$ exchange rate	1.3476	1.2806	1.3188

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

	Three Months Ended
	March 31,
Net sales:	2026	2025
North America	$436	$641
Europe	-	-
Totals	$436	$641

Long-lived assets, net (property and equipment and intangible assets):	March 31, 2026	December 31, 2025
North America	$33,733	$34,305
Europe	1,150,001	1,228,628
Totals	$1,183,734	$1,262,933

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31,	December 31,
	2026	2025

UK VAT receivable	$3,458	$2,039
Total other receivables	$3,458	$2,039

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2026	2025
Intellectual properties	$3,674,969	$3,743,322
Patents	280,151	278,730
Capitalized acquisition costs	45,745	45,745

Total intellectual properties	4,000,865	4,067,797
Less: accumulated amortization	(2,817,131)	(2,804,864)

Total intellectual properties, net	$1,183,734	$1,262,933

●	Patents

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

Amortization expenses were $64,461 and $53,954 for the three months ended March 31, 2026, and 2025, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Interest payable	$55,463	$32,022
Other accruals	44,818	73,990
Salaries payable	199,713	191,303
Settlements payable	934,564	936,187
Total Accrued Liabilities	$1,234,558	$1,233,502

NOTE 6 - CONVERTIBLE NOTES DERIVATIVE LIABILITIES

On April 4, 2025, the Company approved the issuance of up to $500,000 in convertible loan notes. The notes accrue interest at an annual rate of 18%. The maturity date is twelve months from the date of issuance.

During the three months ended March 31, 2026, and the year ended December 31, 2025, the Company issued notes of $102,410 and $445,219, respectively.

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

At the date of issue, the derivative liability was $172,307 and $899,875 for the three months ended March 31, 2026. and the year ended December 31, 2025, respectively.

The Company recognized a loss on derivative issuance related to the fair value of $69,898 and $615,655 for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.

The derivative liability is remeasured at fair value at each reporting date, with changes recognized in earnings within “Change in fair value of derivative liability.” For the three months ended March 31, 2026, the fair value of the derivative liability was $313,792, and the Company recognized a gain of $127,442 for changes in fair value.

For the year ended December 31, 2025, the fair value of the derivative liability was $268,927, and the Company recognized $567,062 in changes in fair value.

For the three months ended March 31, 2026, the Company accrued interest on the notes’ principal of $16,852.

No notes converted to shares during the three months ended December 31, 2025.

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

At the date of issue, the derivative liability was $0 and $899,875 for the three months ended March 31, 2026. and the year ended December 31, 2025, respectively.

The Company recognized a loss on derivative issuance related to the fair value of $0 and $162,295 for the three months ended March 31, 2026. and the year ended December 31, 2025, respectively.

The derivative liability is remeasured at fair value at each reporting date, with changes recognized in earnings within “Change in fair value of derivative liability.” For the three months ended March 31, 2026, the fair value of the derivative liability was $139,530, and the Company recognized a gain of $27,792 for in changes in fair value.

In the three months ended March 31, 2026, the Company paid down $18,117 of the notes’ principal, and the Lender converted $30,000 notes into 14,270,702 shares of common stock.

For the year ended December 31, 2025, the Company accrued interest on the notes’ principal totaling $2,837.

The derivative liabilities and accrued interest are classified as current liabilities on the balance sheet due to their impending maturity.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	March 31,	December 31,
	2026	2025
Beginning balance Loans 1 - payable to Stephen Morris	$668,405	$561,833
Net change in Loan 1	(16,855)	106,572
Ending balance Loan 1 – payable to Stephen Morris	651,550	668,405

Loan 2 - payable to Stephen Morris	574,126	584,805
		—
Total loan payable to related parties	1,225,676	1,253,210

Less current portion	—	—

Total – non-current	$1,225,676	$1,253,210

●	Loan 1 (January 16, 2016) - Stephen Morris, Founder, CTO, and Chair.

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

For the period ended March 31, 2026, the estimated fair values of the warrant liabilities measured on a recurring basis are as follows:

Three Months Ended
March 31, 2026
Expected term (years)	0.46 – 0.62
Expected average volatility	155% - 172%
Expected dividend yield	8.33%
Risk-free interest rate	3.38% - 5.04%

The following table summarizes the changes in the warrant liabilities during the three months ended March 31, 2026:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant liability December 31, 2025	$231
Addition of new warrants	$-
Change in fair value of warrant liability	(229)
Warrant liability as of March 31, 2026	$2

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 25,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which should be so designated as to distinguish the shares thereof from the shares of all other series and classes.

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

As of March 31, 2026, and December 31, 2025, the Company had 783 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 ordinary shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the corporation’s stockholders is sought.

During the years ended December 31, 2025, and the three months ended March 31, 2026, the Company issued common shares as follows:

Year ended December 31, 2025

●	17,698,338 shares for the conversion of Series C Convertible Preferred Stock with a stated value of $144,000.

Three months ended March 31, 2026

●	14,270,702 shares for the conversion of Convertible Promissory Notes with a value of $30,000.

The Company had 191,859,487 and 177,588,785 shares of common stock issued and outstanding, March 31, 2026, and December 31, 2025, respectively.

Warrants

The Company identified conversion features embedded within warrants issued during the year ended December 31, 2022. The Company has determined that the conversion feature of the Warrants constitutes an embedded derivative because the conversion price includes a reset provision, which could result in adjustments to the redemption value and the number of shares issued upon exercise (see Note 8 - Warrant Liability).

A summary of activity during the three months ended March 31, 2026, follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2025	2,538,101	$0.3160	1.24
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2026	2,538,101	$0.3160	0.98

Exercisable Warrants, March 31, 2026	2,538,101	$0.3160	0.98

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2026:

Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price
941,599	0.34	$0.3404
472,205	0.17	0.3404
562,149	0.22	0.3503
281,074	0.12	0.2170
281,074	0.13	0.2236
2,538,101	0.98	$0.3160

As of March 31, 2026, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

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

The weighted-average fair value of stock options granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions. See below for reference to the Company’s valuation methodologies for these grants.

Three Months Ended
March 31, 2026
Expected life in years	7.01 – 9.64
Risk-free interest rate	4.19%
Annual forfeiture rate	29%
Volatility	223%
Expected dividend yield	0%

The following table summarizes the stock options activity for the three months ended March 31, 2026, and the year ended December 31, 2025:

	Number of Shares
	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Outstanding at the beginning of the year	26,705,000	17,380,000
Granted	-	11,560,000
Forfeited	(4,805,000)	(2,235,000)
Outstanding at the end of the year	21,900,000	26,705,000
Weighted-average contractual life in years	8.37	8.66
Weighted-average Exercise Price	$0.0743	$0.0663

The following table summarizes the stock options exercisable for the three months ended March 31, 2026, and the year ended December 31, 2025:

	Number of Shares
	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Outstanding at the beginning of the year	25,886,250	15,649,000
Vested	168,750	10,237,250
Forfeited	(4,805,000)	-
Outstanding at the end of the year	21,250,000	25,886,250
Weighted-average contractual life in years	8.35	8.58
Weighted-average Exercise Price	$0.0743	$0.0663
Intrinsic value	$-	$-

The total intrinsic value of the options is zero because the closing stock price was below the weighted-average exercise price.

The following table summarizes certain information regarding the Company’s non-vested shares:

Number of Shares

Non-vested as of December 31, 2025	818,750
Granted	-
Forfeited or expired	-
Vested	(168,750)
Non-vested as of March 31, 2026	650,000

The Company recognized compensation costs of $1,007 and $40,887 for the three months ended March 31, 2026, and March 31, 2025, respectively.

There were $3,965 and $13,629 of unrecognized compensation costs for the three months ended March 31, 2026, and March 31, 2025, respectively. The cost is related to non-vested share options, which we will realize over the next two months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Stephen Morris, Founder, Chief Executive Officer, and Director

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

NOTE 11 - SUBSEQUENT EVENTS

On April 10, 2026, the Company issued 9,508,122 common shares for the conversion of Convertible Promissory Notes with a value of $11,600.

On April 16, 2026, the Company issued 8,619,637 common shares for the conversion of Convertible Promissory Notes with a value of $8,938.56.

On April 21, 2026, the Company issued 10,000,000 common shares for the conversion of Convertible Promissory Notes with a value of $10,370.

The Company evaluated subsequent events through May 15, 2026, when the financial statements were available for issuance. The Company has determined that no subsequent events require further disclosure.

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

Readers are advised not to rely too heavily on the forward-looking statements in this document, which speak only as of the date hereof. We believe the information in this Form 10-K to be accurate as of the same date. However, changes may happen after this date. We will not update that information unless required by law or as part of our usual public disclosure practices. Also, the discussion of our financial condition and results of operations should be read together with the financial statements and notes included in this Form 10-Q.

Business Overview

Bubblr, Inc., doing business as EthicalWeb AI (“EW”), is an artificial intelligence company built on a foundation of patented intellectual property.

The Company is entering a significant phase of revenue growth, driven by its enterprise-focused products designed to capture emerging opportunities in the AI and data-driven technology markets.

The rapid expansion of generative AI across consumer and enterprise segments underscores how EW’s combination of advanced technical expertise, proprietary IP, and agile development practices positions the Company to identify, pursue, and monetize high-value market opportunities.

AI Vault

The rise of generative AI presents substantial opportunities for organizations to increase productivity by automating and streamlining tasks and workflows.

While the enterprise generative AI market is still in its early stages, adoption of large language model (“LLM”) applications—most notably ChatGPT—has accelerated rapidly.

At the same time, data security and privacy remain critical concerns, as many widely used tools lack clear, enforceable controls to prevent the upload of sensitive corporate information.

As a result, many organizations restrict or prohibit the use of generative AI tools due to concerns regarding data leakage beyond their controlled environments.

In some cases, these restrictions take the form of blanket bans on tools such as ChatGPT based on perceived privacy and security risks.

Nonetheless, third-party reports indicate that employees continue to use such tools without authorization, including by entering sensitive information, such as non-public corporate data and employee details, into these platforms.

EW has identified strong market demand for a solution that enables enterprises to realize the productivity benefits of generative AI while minimizing the risks associated with managing and exposing corporate data.

In response, EW has developed AI Vault, an enterprise solution available through the AWS Marketplace.

AI Vault is designed to provide a secure, controlled environment for generative AI, allowing enterprises to harness AI-driven productivity gains while maintaining robust protections for their most sensitive data.

AI Seek

AI Seek is a search and discovery application available on the Apple App Store.

Its fully customizable search parameters are designed to provide a safe, auditable, and trackable user experience, which EW believes is a key differentiator.

Similar to AI Vault, EW’s primary commercial strategy for AI Seek is based on a partnership and licensing model, under which EW can customize the user interface and core search settings to meet the licensee’s requirements.

EthicalWeb.AI Search Platform

The EthicalWeb.AI search platform is the technical implementation of the U.S. Patent No. 10,977,387. This platform enables search across inventory and related data, providing users with real-time insights and an enhanced user experience.

EW believes the platform has the potential to serve as a transformative white-label solution for leading technology companies and firms across strategic sectors.

The Company continues to pursue commercial partnerships that utilize this and other elements of its patented intellectual property.

Key functional areas of the EthicalWeb.AI search platform include:

●	Decentralized control, revenue collection, and delivery, enabling a partner to establish a global network of locally managed “super apps” that share a single database.
●	Ability to anonymize user data and suppress behavioural data tracking, improving privacy protections for end users.
●	Support for an advertisement-free commercial model, in which suppliers of goods and services may operate on a subscription basis rather than through ad-supported business models.

Intellectual Property

EW has developed a search system titled “AN INTERNET-BASED SEARCH MECHANISM,” which has been granted patents in South Africa (2016/06947), New Zealand (725014), the United States (Utility Patent No. US 10,977,387), and Canada (2962520).

Patents are pending for related processes in Australia (2015248619), the European Union (157239906), and the United Kingdom (PCT/GB2015/051130).

This system offers an alternative economic model to traditional search and is intended to better serve all key participant groups. Its technical implementation is based on the Ethical Web ATI Open-Source Platform.

EW has filed a related U.S. patent application, Patent Application No. 17/980298. It is titled “Contextual Enveloping via Dynamically Generated Hypertext Links.” This utility patent describes a groundbreaking technology that significantly differs from traditional search engines. The key technical feature of this patent is the AI Seek AI LLM, which outperforms other AI LLMs, such as ChatGPT and Claude Sonnet.

EW has also filed U.S. Patent Application No. 18/376,101, titled “Computer-Implemented Method and System.” This application addresses the limitations of AI foundation LLMs, which are typically trained on data current only up to a specific cutoff date and therefore cannot inherently provide up-to-date information without external data sources. The technology is designed to detect prompts that require real-time data (for example, stock prices or sports scores) and to incorporate current information into responses.

In addition, EW has filed U.S. Patent Application No. 19/055,968, titled “Sensitive Data Protection for Generative AI.” This application describes processes for detecting and managing sensitive terms in generative AI prompts in real time, with the objective of strengthening privacy and data protection controls for enterprise deployments.

Competition

The enterprise generative AI market for security-focused products remains at an early stage of development, and no definitive dominant participants have yet emerged.

Existing providers generally offer solutions that may require substantial integration work and bespoke development.

The competitive landscape is dynamic, and existing or new competitors may introduce products, services, or enhancements that better address industry developments or customer requirements, such as improved security features, mobile accessibility, or a focus on new market segments.

This competition may result in pricing pressure, loss of customers, or reduced user engagement, any of which could adversely affect the Company’s business, operating results, and financial condition.

EW believes that its portfolio of granted patents and pending applications, together with its broader intellectual property and technical capabilities, provides meaningful competitive differentiation.

However, there can be no assurance that EW’s competitive advantages and intellectual property protections will be sufficient to prevent competitors from developing or marketing products and services that are similar to, or more effective than, those of the Company.

Government Regulation

We are subject to a wide range of domestic and international laws and regulations applicable to companies conducting business online, and these laws and regulations continue to evolve in ways that could adversely affect our business, financial condition, and results of operations.

In the United States and globally, legal regimes governing the liability of online service providers for the activities of their users and other third parties are being tested and reinterpreted through numerous claims and regulatory actions.

These matters include, among others, alleged invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and various theories concerning the nature, ranking, and content of search results and user-generated content.

In certain jurisdictions, including those outside the United States, governments also impose additional regulatory requirements or licensing regimes on online businesses, such as those governing employment-related services, recruiting, and news- or media-related activities.

Any adverse court ruling, legislative development, or governmental action that expands the obligations or liability of online service providers for user or third-party conduct could require us to modify our products or business practices, increase our compliance costs, or otherwise negatively impact our business.

In addition, concerns regarding the potential misuse of online and social networking technologies for unlawful or harmful purposes—such as the unauthorized disclosure of national security information, money laundering, or the support or facilitation of terrorist or other criminal activities—may prompt the adoption of new laws, regulations, or governmental measures.

These could, among other things, require changes to our platform, impose additional monitoring or reporting obligations, limit or restrict certain features or uses of our services, increase our operating and compliance costs, or cause users to reduce their use of, or cease using, key aspects of our platform, any of which could materially and adversely affect our business.

We are also subject to numerous and increasingly stringent federal, state, and international laws and regulations relating to information security, data protection, and privacy.

Many jurisdictions have enacted, and continue to enact, legislation and regulations that, among other things, require organizations to implement reasonable security measures to protect personal data and to notify individuals, regulators, or others in the event of certain security incidents or data breaches.

These requirements are often complex, may be ambiguously drafted, and can be difficult to interpret and implement in practice.

The costs associated with compliance, including investments in technology, personnel, and external advisors, as well as potential changes to our products or business practices, may increase over time as a result of new legislation, amendments to existing laws, or evolving regulatory guidance or enforcement practices.

Any failure or perceived failure by us to comply with applicable information security or data protection laws and regulations could subject us to regulatory investigations, enforcement actions, fines, penalties, litigation, or other liabilities, and could require significant management time and resources.

Our privacy policies describe our practices regarding the collection, use, storage, transmission, and disclosure of personal information, including information relating to visitors and users of our platform.

If our actual or perceived practices differ from those described in our policies, our contractual commitments, or applicable privacy and data protection laws and regulations, we may be subject to inquiries or enforcement actions by governmental authorities, consumer protection agencies, data protection regulators, or others, as well as private litigation.

Any such actions could result in significant fines, damages, penalties, or injunctive relief, and could adversely affect our reputation, business, and results of operations.

The interpretation and application of privacy, data protection, and data security laws and regulations in the context of online services are often uncertain, rapidly evolving, and subject to differing and sometimes conflicting regulatory and judicial views.

For example, in October 2015, the Court of Justice of the European Union invalidated reliance on the U.S.–EU Safe Harbor framework, which had previously been a recognized mechanism for transferring the personal data of European Union residents to the United States.

Since then, additional and more stringent data transfer, data localization, and data protection requirements have been proposed or adopted in various jurisdictions.

There is a risk that existing and future laws and regulations will be interpreted, applied, or enforced in a manner inconsistent with our current or planned data protection and privacy practices, or that new or amended laws will impose additional or conflicting obligations.

Regulation may also vary from state to state within the United States and from country to country or region to region internationally, creating a complex and potentially conflicting patchwork of requirements.

Because our platform is accessible worldwide, foreign governmental authorities may assert that we are subject to, or must comply with, their laws and regulations regarding, among other things, the collection, storage, use, transfer, and disclosure of personal information, even in jurisdictions where we do not have a local entity, employees, or infrastructure.

Complying with these diverse and sometimes inconsistent domestic and international requirements may increase our operational and compliance costs, require changes to our business practices, and limit our ability to offer certain features or services in some jurisdictions.

Any actual or perceived failure by us to adequately protect personal information or to comply with applicable data privacy, data protection, or information security requirements could result in regulatory investigations, claims, or litigation, damage our reputation and brand, reduce user trust, lead to decreased user engagement or loss of users, and otherwise adversely affect our business, financial condition, and results of operations.

Employees

As of May 15, 2026, we have one full-time employee based in the US and four full-time employees based in the UK, none of whom are represented by a labor union.

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

Available Information

We make available, free of charge, on or through our website, at www.ethicalweb.ai, our Annual Report on Form 10-K, which includes our audited financial statements, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains these reports and other information. Our website and the information contained therein or connected to it are not intended to be and are not incorporated into this Annual Report on Form 10-Q.

Results of Operation

	Three Months Ended March 31,		Changes
	2026	2025	Amount	%

Revenue
Net sales	$436	$641	$(205)	-32%
Cost of sales	-	-	-	-
Gross profit	436	641	(205)	-32%

Operating Expenses
General and administrative	136,858	165,022	(28,164)	-17%
Professional fees	21,905	20,622	1,283	6%
Sales and marketing	4,350	10,496	(6,146)	-59%
Amortization and depreciation	64,461	53,954	10,507	19%
Research and development	71,759	56,385	15,374	27%
Total operating expense	299,333	306,479	(7,146)	-2%

Operating loss	(298,897)	(305,838)	6,941	-2%

Other income (expense)
Other income	105,491	3	105,491	3,516,267%
Interest income	387	-	387	100%
Interest expense	(34,946)	-	(34,496)	-100%
Loss on derivative issuance	(69,898)	-	(69,898)	-100%
Gain on change in fair value of derivative liability	155,463	27,211	128,252	471%
Foreign currency transaction (loss) gain	(24)	68	(92)	-135%
Total other income (expense)	156,473	27,282	129,191	474%

Net loss before income tax	(142,424)	(278,556)	136,132	-49%

Provision for income tax	-	-	-	-

Net loss after income tax	$(142,424)	(278,556)	136,132	-49%

Three months ended March 31, 2026, compared to three months ended March 31, 2025

Revenues:

We will not achieve higher revenues until we further develop, market, support, and deliver our products and service offerings. Despite our efforts, we cannot guarantee achieving significant revenues.

General and Administrative:

General and administrative expenses primarily consist of compensation and costs associated with non-specific business activities. These include office costs, computer software, and telecoms. The decrease is mainly due to the termination of executives in July 2025.

Professional Fees:

Professional fees include costs for legal, accounting, and consulting services.

Sales and Marketing:

Sales and marketing costs are explicitly incurred for investor relations, advertising, marketing, press releases, and public relations.

Amortization:

Amortization is related to patents and intellectual property held by the UK subsidiary, Bubblr Ltd.

Research and Development:

Costs incurred in developing the Company’s products include salaries and benefits for development staff and external contractors, as well as specialist software for product development.

Other Income (Expense)

The majority of other income and expenses consists of gains and losses from the issuance and changes in the fair value of derivative liabilities, and foreign currency translation gains.

Loss on derivative issuance:

The Company reviewed the Convertible Notes under the applicable guidance, ASC 815, and determined that the embedded features of the notes required them to be measured on a fair value basis as a derivative liability on the date of issuance.

As of the date of issuance, the derivative liability was valued at $172,307, and the Company recorded a loss on the issuance of the derivative liability of $69,898.

Gain (loss) on change in fair value of derivative liability:

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 10) for derivative accounting consideration under ASC 815, Derivatives and Hedging. ASC 815 requires us to assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in fair market value as other income or expense item.

The average exercise price for warrants determined at issue is $0.32 per share. If the warrants were exercised on March 31, 2026, the Company would realize a gain equal to the difference between the cash received upon conversion and the issue cost of $0.006 per share, which is the fair market value of the common stock on March 31, 2026.

As of March 31, 2026, the fair value of the warrant derivative liabilities was $2, and the Company recognized a net gain of $229 for changes in fair value.

The Company issued convertible notes with embedded derivative liability in 2025. ASC 815 requires us to evaluate the fair value of the instruments at the date of issue and at the end of each reporting period.

As of March 31, 2025, the fair value of the convertible note derivative liability was $453,322, and the Company recognized a gain of $155,233 for changes in fair value. No notes were issued in the three months ended March 31, 2026.

Foreign currency translation gain (loss):

Gains and losses in foreign currency translation result from fluctuations in the exchange rates of the U.S. dollar and the British pound sterling.

Liquidity and Capital Resources

The following table provides selected financial data about our Company:

	March 31, 2026	December 31, 2025	Change	%

Current Assets	$19,491	$18,471	$1,020	-6%
Current Liabilities	2,960,603	2,918,193	42,410	-1%

Working Capital Deficit	$(2,941,112)	(2,899,722)	$(41,390)	-1%

Current Assets

Current assets consist of cash and other receivables.

Current Liabilities

Current Liabilities consist of accounts payable, accrued liabilities, amounts due to related parties, and convertible note derivative liability.

The increase in current liabilities was primarily due to higher accrued salaries payable to related parties and management.

Working Capital Deficit

The working capital deficit increased by $44,263 over the three months ended March 31, 2026.

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

Cash Flow

	March 31, 2026	March 31, 2025	Change	%

Cash used in Operating activities	$(79,537)	$(96,091)	$16,554	17%
Cash used in provided by Investing Activities	(6,634)	(13,728)	7,094	-52%
Cash provided by Financing Activities	84,055	71,073	12,982	18%

Cash on Hand	$5,813	2,542	$3,271	129%

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

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is generally their local currency of Great British Pounds (GBP). Local currency assets and liabilities are translated at the exchange rates on the balance sheet date, and local currency revenues and expenses are translated at the weighted-average exchange rates for the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, using the straight-line method over the estimated periods benefited. Patents, technology, and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed, and lives of intangible assets with determinable lives may be adjusted.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on comparing the undiscounted future cash flows to the asset’s recorded value. The asset is written down to its estimated fair value if an impairment is indicated.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax bases of assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the three months ended March 31, 2026, and 2025, included herein.

Off-Balance Sheet Arrangements

As of March 31, 2026, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO, who serves as our principal executive officer, and our CFO, who serves as our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2026. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

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

Due to the inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of effectiveness evaluations in future periods are subject to the risk that controls may become inadequate due to changes in conditions or that compliance with policies or procedures may deteriorate.

Based on our evaluation under the criteria outlined in the 2013 Internal Control-Integrated Framework, our management concluded that, as of March 31, 2026, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We do not have sufficient segregation of duties within accounting functions, which is an essential internal control. Due to our size and nature, it may not always be possible or economically feasible to segregate all conflicting duties. However, to the greatest extent possible, individuals should initiate and record transactions separately. Management evaluated the impact of our failure to segregate duties on our assessment of disclosure controls and procedures and concluded that the resulting control deficiency constituted a material weakness.

●	We have insufficient personnel with the requisite expertise in the key functional areas of finance and accounting.

●	We do not have a functioning audit committee, compensation committee, or an outside independent director on our board of directors. This results in ineffective oversight in establishing and monitoring required internal controls and procedures.

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

Changes in Internal Control over Financial Reporting

In the three months ended March 31, 2026, there were no material changes in our internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting.

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

In the three months ended March 31, 2026, the Company did not issue unregistered securities:

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials are from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUBBLR, INC.

Date: May 15, 2026	/s/ Stephen Morris
Stephen Morris
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	/s/ David Chetwood
David Chetwood
Chief Financial Officer (Principal Accounting and Financial Officer)

