Form 10-Q
period 2026-06-30
Bubblr Inc.
filed 2026-08-21
CIK 1873722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-260902

Bubblr, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	86-2355916
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 N. Gould St., #20629

Sheridan, Wyoming 82801

(Address of principal executive offices)

(646) 814-7184

(Registrant’s telephone number)

30 N. Gould St., Suite R

Sheridan, Wyoming 82801

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 21, 2026, there were 305,309,155 outstanding shares of the registrant’s Common Stock, $0.01 par value.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of June 30, 2026 (unaudited), and December 31, 2025;
F-3	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026, and 2025 (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026, and 2025 (unaudited);
F-5	Consolidated Statements of Cash Flows for the six months ended June 30, 2026, and 2025 (unaudited) and;
F-6	Notes Consolidated Financial Statements.

The consolidated financial statements are condensed and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2026, are not necessarily indicative of results expected for the full year ending December 31, 2026.

3

BUBBLR INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

BUBBLR INC.

CONDENSED Consolidated Balance Sheets

	June 30,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current Assets:
Cash	$335	$7,322
Other receivables	520	2,039
Prepayments	6,305	9,110
Total current assets	7,160	18,471

Non-current Assets:
Intangible assets, net	1,123,157	1,262,933
Total non-current assets	1,123,157	1,262,933
TOTAL ASSETS	$1,130,317	$1,281,404

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$398,995	$368,444
Accrued liabilities	1,308,514	1,233,502
Due to related parties	1,007,599	836,382
Convertible notes	241,656	-
Convertible debt derivative liability	212,102	479,865
Matured loan notes payable	197,365	-
Total current liabilities	3,366,231	2,918,193

Non-current Liabilities:
Loan payable – related party, non-current portion	1,228,920	1,253,210
Warrant derivative liability	-	231
Total non-current liabilities	1,228,920	1,253,441

Total Liabilities	4,595,151	4,171,634

Stockholders’ Equity (Deficit)
Series C Convertible Preferred Stock, $0.001 par value, 2,000 authorized, 783 shares issued and outstanding	1	1
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 250,331,008 and 177,588,785 shares issued and outstanding	2,503,310	1,775,888
Additional paid-in capital	12,439,222	13,178,116
Accumulated deficit	(18,714,187)	(18,131,202)
Accumulated other comprehensive income	306,820	286,967
Total Stockholders’ Equity (Deficit)	(3,464,834)	(2,890,230)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,130,317	$1,281,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

CONDENSED Consolidated StatementS of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Net sales	$33	$712	$469	$1,353
Cost of sales	-	100	-	100
Gross profit	$33	$612	$469	$1,253

Operating Expenses
General and administrative	$(17,970)	$147,028	$118,888	$312,050
Professional fees	40,249	13,567	62,154	30,347
Sales and marketing	1,875	71,460	6,225	85,798
Amortization and depreciation	64,167	55,394	128,628	109,348
Research and development	92,282	64,547	164,041	120,932
Total operating expense	180,603	351,996	479,936	658,475

Operating loss	(180,570)	(351,384)	(479,467)	(657,222)

Other income (expense)
Other income (expense)	(191)	-	105,300	3
Interest income		-	387	-
Interest expense	(411,734)	(4,017)	(446,680)	(4,017)
Loss on derivative issuance	(2,279)	-	(72,177)	-
Loss on extinguishment of debt	(60,542)	-	(60,542)	-
Gain (loss) on change in fair value of derivative liabilities	214,743	(16,358)	370,206	10,853
Foreign currency transaction (loss) gain	12	(445)	(12)	(377)
Total other income (expense)	(259,991)	(20,820)	(103,518)	6,462

Net loss before income tax	(440,561)	(372,204)	(582,985)	(650,760)
Provision for income tax	-	-	-	-
Net loss	(440,561)	(372,204)	(582,985)	(650,760)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,262	(80,801)	19,853	(95,888)
Total other comprehensive income (loss)	1,262	(80,801)	19,853	(95,888)

Net comprehensive loss	$(439,299)	$(453,005)	$(563,132)	$(746,648)

Net loss per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding, basic, and diluted	225,610,333	170,860,597	204,107,280	168,360,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

CONDENSED Consolidated StatementS of Changes in Stockholders’ Deficit

(Unaudited)

	Series C Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)

Balance -December 31, 2024	903	$1	159,890,447	$1,598,904	$13,090,218	$(17,012,492)	$367,385	$(1,955,984)
Issuance of common shares for series C preferred shares conversion	(80)		5,970,150	59,702	(59,702)
Vesting of Share Options					40,887			40,887
Dividend Series C Preferred Shares						(21,672)		(21,672)
Net Loss						(278,556)		(278,556)
Other comprehensive income							(15,087)	(15,087)
Balance March 31, 2025	823	$1	165,860,597	$1,658,606	$13,071,403	$(17,312,720)	$352,298	$(2,230,412)
Issuance of common shares for series C preferred shares conversion	(19)		7,500,000	75,000	(75,000)
Vesting of Share Options					177,757			177,757
Dividend Series C Preferred Shares						173,376		173,376
Net Loss						(372,204)		(372,204)
Other comprehensive income							(80,801)	(80,801)
Balance June 30, 2025	804	$1	173,360,597	$1,733,606	$13,174,160	$(17,511,548)	$271,497	$(2,332,284)
Balance December 31, 2025	783	$1	177,588,785	$1,775,888	$13,178,116	$(18,131,202)	$286,967	$(2,890,230)
Vesting of Share Options					1,007			1,007
Issuance of common shares for convertible note conversion			14,270,702	142,707	(112,707)			30,000
Net Loss						(142,424)		(142,424)
Other comprehensive income							18,591	18,591
Balance March 31, 2026	783	$1	191,859,487	$1,918,595	$13,066,416	$(18,273,626)	$305,558	$(2,983,056)
Vesting of Share Options					1,029			1,029
Forfeiture of share options					(144,148)			(144,148)
Issuance of common shares for convertible note conversion			58,471,521	584,715	(484,075)			100,640
Net Loss						(440,561)		(440,561)
Other comprehensive income							1,262	1,262
Balance June 30, 2026	783	$1	250,331,008	$2,503,310	$12,439,222	$(18,714,187)	$306,820	$(3,464,834)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(582,985)	$(650,760)
Adjustments for:
Net loss to net cash used in operating activities:
Vesting of stock-based compensation	2,036	218,644
Forfeiture and expired stock-based compensation	(144,148)	-
Loss on derivative issuance	72,177	-
Accretion of derivative liability booked to interest	372,779	-
Non-cash conversion fee	10,500	-
Loss on extinguishment of debt	60,542	-
Gain in fair value of derivative liability	(370,206)	(10,853)
Amortization of intangible asset	128,628	109,348
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	1,508	(714)
Decrease in prepayments	2,805	-
Increase in accounts payable	33,199	59,614
Increase in accrued liabilities	84,342	88,097
Increase in amounts due to related parties	123,904	114,005
Net cash used in operating activities	(204,919)	(72,619)

Cash flows from investing activities
Purchase of intangible assets	(6,439)	(157,132)
Net cash used in investing activities	(6,439)	(157,132)

Cash flows from financing activities
Proceeds from convertible notes	170,987	173,563
Proceeds of loans payable – related parties	59,561	59,137
Repayment of convertible notes	(22,151)	-
Repayment of loans payable - related parties	(4,727)	-
Net cash provided by financing activities	203,670	232,700

Effects of exchange rate changes on cash	701	(40,029)

Net Change in Cash	(6,987)	(37,080)
Cash - Beginning of Period	7,322	41,184
Cash - End of Period	$335	$4,104

Supplemental information:
Cash paid for interest	$6,883	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Rescission of dividends declared	$-	$151,704
Issuance of common stock for conversion of debt	$130,640	$-
Reclassification of derivative liabilities to loan payable upon maturity	$197,365	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BUBBLR INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

On December 18, 2019, U.S. Wireless Online, Inc. (“UWRL”), a Wyoming corporation established on May 4, 1998, UWRL Acquisition Inc., and Bubblr Holdings Limited, a company incorporated under the laws of the United Kingdom on December 6, 2016, entered into an Agreement and Plan of Merger.

On March 26, 2020, the transaction was completed, whereby UWRL Acquisition Inc. merged with and into Bubblr Holdings Limited, with Bubblr Holdings Limited surviving as a wholly owned subsidiary of U.S. Wireless Online, Inc. Subsequently, on March 30, 2021, U.S. Wireless Online, Inc. formally changed its corporate name to Bubblr, Inc. (the “Company”).

The Company, doing business as Ethical Web AI (“EW”), is an artificial intelligence (“AI”) corporation focused on advancing its patented intellectual property portfolio. Following an extended period of technical development, the Company is pivoting toward commercialization and commencing its revenue growth phase, driven by the rollout of its first enterprise platform product, AI Vault.

Going Concern Matters

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the Company’s continuation as a going concern. The Company incurred a net comprehensive loss of $563,132 during the six months ended June 30, 2026, and had an accumulated deficit of $18,714,187 as of that date. In addition, the Company maintained a working capital deficit of $3,359,071 as of June 30, 2026, as current liabilities exceeded current assets.

Management intends to secure necessary operating funds through equity or debt offerings; however, the success of these capital-raising endeavors cannot be guaranteed.

There are no assurances that the Company will be able to attain a revenue level sufficient to generate positive cash flow from operations, or secure additional financing through private placements, public offerings, or debt instruments to satisfy its short-term working capital requirements. If funds from operations or external capital sources prove insufficient, the Company will be required to explore alternative and potentially restrictive sources of working capital. No guarantee exists that such financing will be available to the Company, or if available, on commercially acceptable terms. Failure to obtain sufficient working capital within the required timeframe will compel the Company to reduce, restructure, or cease operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments—consisting of normal recurring accruals—considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances, transactions, and unrealized gains or losses have been eliminated in consolidation.

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

During the six months ended June 30, 2025, the Company reviewed the nature and substance of certain balances previously presented within Operating Expenses.

As a result of this review, amounts relating to transactions in Sales and Marketing were identified and determined to be more appropriately classified as Professional fees.

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

Expenditures associated with product development are capitalized until technological feasibility is achieved. Such costs encompass subcontractor fees, personnel wages, and other related expenses incurred during the development phase. The Company considers technological feasibility achieved once all high-risk development challenges have been addressed. Upon the product’s availability for general release to the Company’s customers, the Company discontinues capitalizing development costs, and any additional expenses incurred thereafter are recognized as expenses. The capitalized costs are amortized on a straight-line basis.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or its useful life is no longer appropriate. Recoverability is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s estimated fair value.

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

The carrying amounts of the Company’s financial instruments, including cash, other receivables, accounts payable, accrued liabilities, and amounts due to related parties, approximate their fair value due to the short-term nature of these instruments. The warrant derivative liabilities and convertible debt derivative liability are Level 3 financial instruments measured at fair value on a recurring basis. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of these derivatives. As of June 30, 2026, the fair value of the warrant liabilities was $0, and the convertible debt derivative liability was $212,102. There were no changes to the fair value hierarchy during the six months ended June 30, 2026, or 2025.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation,” which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expenses in the consolidated financial statements based on the stock awards’ fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (typically the vesting period).

In accordance with ASC 718, cumulative compensation expenses previously recognized for these unvested awards in prior periods are credited back to the general and administrative expense line item in the period of forfeiture.

During the three and six-month period ended June 30, 2026, general and administrative expenses include a $144,148 credit recorded within general administration resulting from these forfeitures.

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

For the six months ended June 30, 2026, and 2025, the following outstanding stock was excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	June 30,
	2026	2025
	(Shares)	(Shares)
Series C Preferred Stock	2,934,416	3,265,335
Warrants	2,538,101	2,259,837
Equity Incentive Plan Awards	21,618,750	23,255,000
Total	27,091,267	28,780,172

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount it believes is more likely than not to be realized.

As of June 30, 2026, and 2025, the Company did not have any amounts recorded for uncertain tax positions.

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

	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2026	2025	2026	2025	2025
Period-end GBP£: U.S.$ exchange rate	1.3261	1.3779	1.3261	1.3779	1.3472
Weighted average GBP£: U.S.$ exchange rate	1.3441	1.3357	1.3455	1.2979	1.3188

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on how our Chief Financial Officer evaluates separate financial information, business activities, and management responsibilities. Accordingly, the Company has one reportable segment, consisting of fees for App usage.

	Six Months Ended
	June 30,
Net sales:	2026	2025
North America	$436	$1,353
Europe	33	-
Totals	$469	$1,353

Long-lived assets, net (property and equipment and intangible assets):	June 30, 2026	December 31, 2025
North America	$33,161	$34,305
Europe	1,089,996	1,228,628
Totals	$1,123,157	$1,262,933

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30,	December 31,
	2026	2025

UK VAT receivable	$520	$2,039
Total other receivables	$520	$2,039

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2026	2025
Intellectual properties	$3,684,694	$3,743,322
Patents	280,715	278,730
Capitalized acquisition costs	45,745	45,745

Total intellectual properties	4,011,154	4,067,797
Less: accumulated amortization	(2,887,997)	(2,804,864)

Total intellectual properties, net	$1,123,157	$1,262,933

●	Patents

A Patent on the Internet-Search Mechanism (“IBSM”) has been granted in the United States, South Africa, New Zealand, Canada, and Australia. The patent is pending in the European Union and the United Kingdom.

Patents on Contextual Enveloping of Dynamic Hypertext Links and Sensitive Data Protection are pending in the United States.

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

Amortization expenses were $64,167 and $55,394 for the three months ended June 30, 2026, and 2025, respectively, and $128,628 and $109,348 for the six months ended June 30, 2026, and 2025, respectively.

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable consist entirely of short-term, non-interest-bearing obligations due to trade vendors and suppliers for goods and services. Standard payment terms range from 30 to 60 days. As of June 30, 2026, and December 31, 2025, accounts payable were $398,995 and $368,444, respectively.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Interest payable	$89,157	$32,022
Other accruals	72,386	73,990
Salaries payable	212,176	191,303
Settlements payable	934,795	936,187
Total Accrued Liabilities	$1,308,514	$1,233,502

NOTE 7 – DUE TO RELATED PARTIES (CURRENT)

The Company had the following amounts due to related parties classified within current liabilities as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Accrued Salaries and Benefits – Directors and Officers	$908,069	$786,757
Reimbursable Expenses – Directors and Officers	44,834	49,625
Related Party Short-Term Loans – Shareholders	54,696	-
Total Due to Related Parties	$1,007,599	$836,382

As of June 30, 2026, accrued salaries and benefits for directors and officers totalled $908,069. Due to ongoing working capital constraints, the Company’s executive officers have contractually deferred receipt of cash for their compensation, and no cash payments for executive payroll have been made since fiscal year 2022. These outstanding balances remain unsecured, non-interest-bearing, and payable on demand. Management intends to satisfy these accrued historical obligations solely from future operational revenues; any proceeds obtained from operational or equity funding tracks will be utilized exclusively to support future operations, including ongoing current payroll requirements.

The remaining balances due to related parties represent short-term obligations for operational expense reimbursements and working capital cash advances provided by certain shareholders. These current liabilities are unsecured, non-interest-bearing, and payable on demand.

NOTE 8 – CONVERTIBLE NOTES (HOST DEBT INSTRUMENT)

As of June 30, 2026, the Company’s outstanding convertible debt host instruments classified within current liabilities had an aggregate carrying value of $241,656, consisting of $66,241 in convertible notes net of an associated unamortized debt discount of $175,415.

These components represent the unamortized allocation blocks of the underlying short-term debt host instruments as of the balance sheet date. Pursuant to ASC 835-30, these host tranches are stated net of their respective unamortized debt discounts, which were initially generated by the detachment and fair value bifurcation of their embedded derivative liabilities at the inception of the respective offerings. These discounts are being systematically amortized to interest expense over the remaining contractual maturities of the underlying credit facilities.

NOTE 9 - DERIVATIVE LIABILITY

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

The following table presents the roll-forward of the Company’s derivative liability measured at fair value using Level 3 inputs for the six months ended June 30, 2026, and the year ended December 31, 2025:

	June 30,	December 31,
	2026	2025
Opening Balance	$479,865	$-
Face value of new issuances	103,872	445,219
Loss on derivative issuance	72,177	879,757
Payments derivative liability	(20,509)	-
Conversions	(60,179)
Change in fair value of derivative liability	(363,124)	(845,111)
Ending Balance	$212,102	$479,865

The Company’s derivative financial instruments are classified as derivative liabilities and are measured at fair value on a recurring basis. On January 1, 2025, and January 1, 2026, the derivative liability balance was $0 and $479,865, respectively.

During the six months ended June 30, 2026, the derivative liability balance changed due to the face value of new issuances of $103,872 and an associated loss on derivative issuance of $72,177. These increases were offset by payments of derivative liability value of $20,509, and conversions of $60,179.

Additionally, the Company recognized a non-cash gain of $363,124 from changes in the fair value of derivative liabilities, which is recorded within other income (expense) in the consolidated statement of operations.

As of June 30, 2026, the total outstanding derivative liability balance was $212,102.

In accordance with SEC Staff Accounting Bulletin No. 108, management evaluated these items and concluded that the underlying errors were immaterial to all prior periods, both individually and in the aggregate. Accordingly, the adjustments were recognized entirely within the current quarter’s Consolidated Statement of Operations.

During the preparation of the condensed consolidated financial statements for the quarter ended June 30, 2026, management identified an accounting omission regarding the historical non-cash interest expense associated with the accretion of debt discounts on certain notes payable issued during fiscal year 2025. Specifically, the Company had omitted periodic straight-line accretion of debt discounts from inception through March 31, 2026, on its $57,000 note payable issued on October 9, 2025, and its $500,000 note payable offering initiated on April 4, 2025. Both instruments were initially assigned a $0 carrying value because the fair value of their bifurcated embedded derivative liabilities exceeded total cash proceeds, creating a debt discount to be amortized over the respective contractual terms of the agreements pursuant to ASC 835-30-35-2.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and SAB No. 99, Materiality, the Company evaluated the quantitative and qualitative materiality of these errors on all affected prior interim and annual financial periods. Management determined that the cumulative under-recording of non-cash interest expense of $106,729 (consisting of $41,162 related to the fiscal year ended December 31, 2025, and $65,567 related to the three months ended March 31, 2026) was quantitatively and qualitatively immaterial to all prior historical periods, as well as to full-year operational expectations for fiscal year 2026.

Accordingly, the Company recorded a cumulative out-of-period catch-up correction of $106,729 within interest expense in the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2026. This adjustment was recorded alongside standalone current-quarter accretion of $67,686, resulting in a total non-cash note accretion interest charge of $174,415 for the three months ended June 30, 2026. The recording of this cumulative correction had no impact on the Company’s historically reported revenues, operational cash flows, or structural liquidity metrics.

NOTE 10 – MATURED LOAN NOTES PAYABLE

As of June 30, 2026 and December 31, 2025, the Company had outstanding matured loan notes payable within current liabilities of $197,365 and $0, respectively.

These outstanding balances consist of short-term convertible loan notes previously recorded as derivative liabilities that reached their contractual maturity dates during the six months ended June 30, 2026, without undergoing cash repayment or conversion into common stock. Upon maturity, the embedded conversion features expired, and the associated bifurcated embedded derivative liabilities were derecognized.

In a non-cash financing transaction, the aggregate carrying value of $197,365 was systematically reclassified from derivative liabilities to standard matured loan notes payable within current liabilities. These past-due obligations remain unsecured, non-interest-bearing, and payable on demand.

NOTE 11 – LOANS PAYABLE TO RELATED PARTIES

The Company had the following loans payable to related parties:

	June 30,	December 31,
	2026	2025
Beginning balance: Loans 1 - payable to Stephen Morris	$668,405	$561,833

Additions	-	97,291
Paydown	(4,541)	-
Foreign currency translation adjustments	(10,590)	9,281
Net change in Loan 1	(15,131)	106,572
Ending balance Loan 1 – payable to Stephen Morris	653,274	668,405

Loan 2 - payable to Stephen Morris	575,646	584,805
		—
Total loan payable to related parties	1,228,920	1,253,210

Less current portion	—	—

Total – non-current	$1,228,920	$1,253,210

●	Loan 1 (January 16, 2016) - Stephen Morris, Founder, CTO, and Chair.

On January 16, 2016, our wholly owned subsidiary, Bubblr Limited, entered into a Loan Agreement (the “Loan Agreement”) with Mr. Stephen Morris. The Loan Agreement is unsecured and bears no interest. It was payable on demand and is intended for working capital or as the Company deems appropriate. The Loan is available for drawing by the Company in multiple tranches.

On September 30, 2024, the parties desired to amend the loan such that the principal amount of the loan shall be due and payable by Borrower to Lender on the earlier of (i) the completion of an equity offering by Bubblr, Inc., for no less than $5,000,000, or (ii) three years from the date of this Amendment.

Loan 1 is denominated in British Pounds (GBP) and translated into U.S. Dollars (USD) at each reporting date. Accordingly, the periodic fluctuations in the carrying values of both instruments were driven by non-cash foreign currency translation adjustments moving through the statement of comprehensive income.

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

Loan 2 is denominated in British Pounds (GBP) and translated into U.S. Dollars (USD) at each reporting date. Accordingly, the periodic fluctuations in the carrying values of both instruments were driven entirely by non-cash foreign currency translation adjustments moving through the statement of comprehensive income.

NOTE 12 – WARRANT LIABILITY

The Company analyzed the warrants issued in connection with the Series C Convertible Preferred Stock (see Note 6) for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the instruments should be classified as liabilities due to reset provisions and exercise price variability. These features result in there being no fixed value or explicit limit to the number of shares to be delivered upon exercise.

ASC 815 requires the Company to assess the fair value of derivative liabilities at the end of each reporting period and recognize any change in fair value within current period earnings as other income or expense.

The Company determined its warrant liabilities to be Level 3 fair value measurements based on the use of significant unobservable inputs. Management used the Black-Scholes pricing model to calculate the fair value at each reporting date. The Black-Scholes model requires six basic inputs: the exercise price, time to expiration, risk-free interest rate, current stock price, estimated future stock price volatility, and expected dividend yield. Changes to these inputs could produce a significantly higher or lower fair value measurement.

Six Months Ended
June 30, 2026
Expected term (years)	0.34 – 0.49
Expected average volatility	210% - 232%
Expected dividend yield	8.33%
Risk-free interest rate	3.38% - 5.04%

The following table summarizes the changes in the warrant liabilities during the six months ended June 30, 2026:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant liability December 31, 2025	$231
Addition of new warrants	$-
Change in fair value of warrant liability	(231)
Warrant liability as of June 30, 2026	$0

NOTE 13 - STOCKHOLDERS’ EQUITY

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

The Company reserves the right to redeem Series C Convertible Preferred Stock in accordance with the following schedule.

●	If all of the Series C Convertible Preferred Stock are redeemed within 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 115% of the Stated Value together with any accrued but unpaid dividends.

●	If all of the Series C Convertible Preferred Stock is redeemed after 90 calendar days from the issuance date thereof, the Company shall have the right to redeem the Series C Convertible Preferred Stock upon three business days of written notice at a price equal to 120% of the Stated Value together with any accrued but unpaid dividends; and

●	The Company shall pay an 8% per annum dividend on the Series C Convertible Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Series C Convertible Preferred Stock. The dividend shall be deemed to accrue from the date of issuance of the Series C Convertible Preferred Stock, whether earned or declared, and whether there are profits, surplus, or other funds of the Company legally available for the payment of dividends. However, during 2025, the Company determined that it was insolvent and, accordingly, ceased accruing dividends on the Series C Convertible Preferred Stock and reversed previously accrued dividends. This determination was based on the applicable requirements under Wyoming law, which restrict a corporation from making a distribution if, after giving effect to such distribution, the corporation would be unable to pay its debts as they become due in the usual course of business or would otherwise fail the applicable balance-sheet test. Accordingly, as the Company was insolvent and the applicable financial-condition requirements for a lawful dividend distribution were not satisfied, the Company did not accrue or declare dividends on the Series C Convertible Preferred Stock during the applicable period.

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

As of June 30, 2026, and December 31, 2025, the Company had 783 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 3,000,000,000 ordinary shares with a par value of $0.01 per share. Each common share entitles the holder to one vote, in person or by proxy, on any matter on which action of the corporation’s stockholders is sought.

During the years ended December 31, 2025, and the six months ended June 30, 2026, the Company issued common shares as follows:

Year ended December 31, 2025

●	17,698,338 shares for the conversion of Series C Convertible Preferred Stock with a stated value of $144,000.

Three months ended March, 2026

●	14,270,720 shares for the conversion of Convertible Promissory Notes with a value of $30,000.

Six months ended June 30, 2026

●	72,742,222 shares for the conversion of Convertible Promissory Notes with a value of $130,640.

The Company had 250,331,008 and 177,588,785 shares of common stock issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.

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

A summary of activity during the six months ended June 30, 2026, follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)

Outstanding, December 31, 2025	2,538,101	$0.3160	1.24
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2026	2,538,101	$0.3160	0.73

Exercisable Warrants, June 30, 2026	2,538,101	$0.3160	0.73

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2026:

Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price
941,599	0.25	$0.3404
472,205	0.12	0.3404
562,149	0.17	0.3503
281,074	0.09	0.2170
281,074	0.10	0.2236
2,538,101	0.73	$0.3160

As of June 30, 2026, the intrinsic value of the warrants is $0, as the price of the Company’s stock was below the warrant exercise price.

Equity Incentive Plan

On May 25, 2022, our board of directors and majority shareholders approved the adoption of the Bubblr, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which will remain in effect, unless earlier terminated, until May 25, 2032. Up to 28,400,000 shares of common stock may be issued under the 2022 Plan.

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

On April 16, 2025, an executive forfeited 4,805,000 unvested options to purchase our common stock due to termination of their service.

The weighted-average fair value of stock options granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions. See below for reference to the Company’s valuation methodologies for these grants.

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Expected life in years	6.76 – 9.39	7.25 – 9.88
Risk-free interest rate	4.31%	4.29%
Annual forfeiture rate	26%	10%
Volatility	192%	252%
Expected dividend yield	0%	0%

No stock options were granted in the six months ended June 30, 2026.

The following table summarizes the stock options activity for the six months ended June 30, 2026, and the year ended December 31, 2025:

	Number of Shares
	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Outstanding at the beginning of the period	26,705,000	17,380,000
Granted	-	11,560,000
Forfeited	(4,805,000)	(2,235,000)
Outstanding at the end of the period	21,900,000	26,705,000
Weighted-average contractual life in years	8.10	8.66
Weighted-average Exercise Price	$0.0743	$0.0663

The following table summarizes the stock options exercisable for the six months ended June 30, 2026, and the year ended December 31, 2025:

	Number of Shares
	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Outstanding at the beginning of the period	25,886,250	15,649,000
Vested	337,500	10,237,250
Forfeited	(4,805,000)	-
Outstanding at the end of the period	21,418,750	25,886,250
Weighted-average contractual life in years	8.09	8.58
Weighted-average Exercise Price	$0.0743	$0.0663
Intrinsic value	$-	$-

The total intrinsic value of the options is zero because the closing stock price was below the weighted-average exercise price.

The following table summarizes certain information regarding the Company’s non-vested shares:

Number of Shares

Non-vested as of December 31, 2025	818,750
Granted	-
Forfeited or expired	-
Vested	(337,500)
Non-vested as of June 30, 2026	481,250

The Company recognized compensation costs of $1,029 and $177,757 for the three months ended June 30, 2026, and June 30, 2025. And $2,036 and $218,644 for the six months ended June 30, 2026, and June 30, 2025, respectively.

There were $2,935 and $0 of unrecognized compensation costs for the six months ended June 30, 2026, and June 30, 2025, respectively. The cost is related to non-vested share options, which we will realize over the next two months.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Patrick Ensor, Chief Revenue Officer and Director

On August 5, 2025, the Company entered into an Employment Agreement with Mr. Patrick Ensor, which provides him with an annual salary of $90,000, payable in monthly installments. Payments will be $3,750 per month, representing a half-rate reduction, until the Company secures $2 million in funding.

Manfred Ebensberger, Former Chief Executive Officer and Director

On October 17, 2024, the Company entered into an Executive Consulting Agreement with Manfred Ebensberger, Former Chief Executive Officer, under which he is paid $90,000 annually. Payments are withheld until the Company secures $2 million in funding.

Mr. Ebensberger resigned on January 14, 2025.

Tom Symonds, Former Chief Executive Officer and Director

On January 15, 2025, the Company entered into an Executive Employment Agreement with Tom Symonds, Former Chief Executive Officer, under which he is paid an annual salary of $90,000. Payments are withheld until the Company secures $2 million in funding.

Mr. Symonds resigned on June 11, 2025.

We may occasionally become involved in various claims and legal proceedings that are considered normal and incidental to our business. These might include product liability, intellectual property, employment issues, personal injury claims from our employees’ actions, and other general claims. Regardless of the outcome, litigation can adversely affect us, including increased defense costs and settlements, diversion of management resources, and other impacts. As of June 30, 2026, the Company has not accrued any liabilities for loss contingencies, as no outstanding claims are deemed probable and reasonably estimable under ASC 450.

NOTE 15 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 21, 2026, the date the consolidated financial statements were available for issuance. Management determined that no subsequent events require recognition or disclosure, except as described below.

On July 2, 2026, the Company issued 11,265,313 shares of common stock upon the conversion of certain outstanding convertible promissory notes with an aggregate principal and interest value of $8,111. Concurrently, on July 2, 2026, the Company issued 12,000,000 shares of common stock upon the conversion of certain outstanding convertible promissory notes with an aggregate principal value of $5,880.

On July 6, 2026, the Company issued 4,202,295 shares of common stock upon the conversion of certain outstanding convertible promissory notes with an aggregate principal and interest value of $3,026, with the associated par value deficit similarly absorbed within additional paid-in capital.

On July 22, 2026, the Company issued 13,000,000 shares of common stock upon the conversion of certain outstanding convertible promissory notes with an aggregate principal value of $5,551.

On July 22, 2026, the Company issued 14,510,539 shares of common stock upon the conversion of certain outstanding convertible promissory notes with an aggregate principal and interest value of $6,196.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some statements in this Quarterly Report on Form 10-Q of Bubblr, Inc. (hereinafter referred to as the “Company,” “Bubblr,” “BBLR,” “Ethical Web.AI,” “EW”, “we,” “us,” or “our”) discuss future expectations, include projections of our plans for operations or financial condition, or contain other forward-looking information. In this Quarterly Report, forward-looking statements are identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and similar terms. These forward-looking statements involve future risks and uncertainties, and certain factors could cause actual results or plans to differ significantly from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could lead to material differences in actual results compared to those contemplated by the statements. The forward-looking information is based on numerous factors and assumptions. Readers should not place undue reliance on these forward-looking statements, which are only applicable as of the date of this Quarterly Report. Key factors that could cause actual results to differ from projections include, for example:

●	Our strategies, prospects, plans, expectations, forecasts, or objectives;
●	Our ability to achieve marketable products and the costs and timing thereof;
●	Acceptance of our products by our target market and our ability to compete in such a market;
●	Our ability to raise additional financing when needed and the terms and timing thereof;
●	Our ability to expand, protect, and maintain our intellectual property rights;
●	Our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing, or the period for which our existing cash resources will be sufficient to meet our operating requirements;
●	Our analysis of the target market for our platform;
●	Regulatory developments in the United States and other countries;
●	Our compliance with all applicable laws, rules, and regulations, including those of the Securities and Exchange Commission, or SEC;
●	Our ability to compete in the United States and internationally with more substantial companies;
●	General economic, business, political, and social conditions;
●	Our reliance on and our ability to retain (and, if necessary, timely recruit and replace) our officers, directors, and key employees, and their ability to timely and competently perform;
●	Our ability to generate significant revenues and achieve profitability;
●	Our ability to manage the growth of our business;
●	The commercialization of our platform, marketing capabilities, and strategies;
●	Our ability to expand, protect, and maintain our intellectual property position;
●	The success of competing third-party platforms;
●	Our ability to fully remediate our identified internal control material weaknesses;
●	Our ability to comply with regulatory requirements relating to our business and the costs of compliance with those requirements;
●	The specific risk factors discussed under the heading “Risk Factors” set forth in this Quarterly Report; and
●	Various other matters, many of which are beyond our control.

Readers are advised not to rely too heavily on the forward-looking statements in this document, which speak only as of the date hereof. The Company believes the information in this Form 10-Q to be accurate as of the same date. However, changes may happen after this date. The Company will not update that information unless required by law or as part of our usual public disclosure practices. Also, the discussion of our financial condition and results of operations should be read together with the financial statements and notes included in this Form 10-Q.

Business Overview

Bubblr, Inc., doing business as EthicalWeb AI (“EW”), is an artificial intelligence company built on a foundation of patented intellectual property. The Company is entering a phase of anticipated revenue growth driven by its enterprise-focused products, which are designed to capture emerging opportunities in the artificial intelligence (“AI”) and data-driven technology markets.

The rapid expansion of generative AI across consumer and enterprise segments underscores how EW’s combination of advanced technical expertise, proprietary intellectual property (“IP”), and agile development practices positions the Company to identify, pursue, and monetize high-value market opportunities.

AI Vault

The rise of generative AI presents substantial opportunities for organizations to increase productivity by automating and streamlining tasks and workflows. While the enterprise generative AI market is in its preliminary stages, adoption of large language model (“LLM”) applications—most notably ChatGPT—has accelerated rapidly. Simultaneously, data security and privacy remain critical concerns, as many widely used consumer tools lack clear, enforceable controls to prevent the upload of sensitive corporate information.

As a result, many organizations restrict or prohibit the use of generative AI tools due to concerns regarding data leakage beyond their controlled environments. In some cases, these restrictions take the form of blanket bans on external tools based on perceived privacy and security risks. Nonetheless, third-party industry reports indicate that employees continue to utilize such tools without corporate authorization, including by entering sensitive, non-public corporate data and proprietary details into these open platforms.

EW has identified strong market demand for a solution that enables enterprises to realize the productivity benefits of generative AI while minimizing the operational risks associated with managing and exposing proprietary corporate data. In response, EW has developed and launched AI Vault, an enterprise solution available through the Amazon Web Services (“AWS”) Marketplace. AI Vault is designed to provide a secure, controlled environment for generative AI, allowing enterprises to harness AI-driven productivity gains while maintaining robust protections for their most sensitive data assets.

EthicalWeb.AI Search Platform

The EthicalWeb.AI search platform is the technical implementation of U.S. Patent No. 10,977,387. This platform enables search functionality across inventory and related data, providing users with real-time insights and an enhanced user experience. EW believes the platform has the potential to serve as a transformative white-label solution for leading technology companies and firms across strategic sectors. The Company continues to actively pursue commercial partnerships that utilize this and other elements of its patented intellectual property portfolio.

Key functional areas of the EthicalWeb.AI search platform include:

●	Decentralized Network Architecture: Implements decentralized control, revenue collection, and delivery, enabling partners to establish a global network of locally managed “super apps” that share a single database.
●	Data Anonymization: Utilities capabilities to anonymize user data and suppress behavioral data tracking, significantly improving privacy protections for end users.
●	Ad-Free Commercial Structure: Supports an advertisement-free commercial model, allowing suppliers of goods and services to operate on a subscription basis rather than through traditional ad-supported business frameworks.

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

EW has filed a related U.S. patent application, Patent Application No. 17/980298. It is titled “Contextual Enveloping of Dynamic Hypertext Links.” This utility patent describes a groundbreaking technology that significantly differs from traditional search engines. The key technical feature of this patent is the AI Seek AI LLM, which is designed to enhance conversational search alongside foundational models such as ChatGPT and Claude.

Furthermore, EW has filed U.S. Patent Application No. 18/376,101, titled “Computer-Implemented Method and System.” This application addresses the limitations of foundational AI LLMs that are typically constrained by specific training data cutoff dates, providing a system that dynamically incorporates contemporaneous, real-time data into prompt responses. In addition, EW has filed U.S. Patent Application No. 19/055,968, titled “Sensitive Data Protection for Generative AI.” This application describes processes for detecting and managing sensitive terms in generative AI prompts in real time, with the objective of strengthening privacy and data protection controls for enterprise deployments.

Competition

The enterprise generative AI market for security-focused products remains in its early stages, and no dominant participants have yet emerged. Existing market participants offer solutions that often require substantial infrastructure integration work and bespoke software development. Because the competitive landscape is highly dynamic, existing, or future competitors may introduce products, services, or technical enhancements that better address industry developments or customer requirements. These advancements may include improved encryption features, broader mobile accessibility, or a targeted focus on niche corporate segments.

Increased competition may result in pricing pressure, customer attrition, or reduced user engagement, any of which could adversely affect the Company’s business operations, results of operations, and financial condition.

EW believes that its portfolio of granted patents and pending applications, together with its broader proprietary intellectual property and engineering capabilities, provides meaningful competitive differentiation. However, there can be no assurance that EW’s perceived competitive advantages and intellectual property protections will be sufficient to prevent well-capitalized competitors from developing or marketing products and services that are similar to, or more effective than, those of the Company.

Government Regulation

The Company is subject to a wide range of domestic and international laws and regulations applicable to companies conducting business online, and these legal structures continue to evolve in ways that could adversely affect our business, financial condition, and results of operations.

In the United States and globally, legal regimes governing the liability of online service providers for the activities of their users and other third parties are being heavily evaluated and reinterpreted through continuous claims and regulatory actions. These matters include, among others, alleged invasion of privacy, unfair competition, copyright and trademark infringement, and various changing legal theories concerning the nature, ranking, and content of search results and user-generated content.

In certain jurisdictions outside the United States, governments also impose additional regulatory requirements or licensing regimes on online businesses, such as those governing employment-related services, recruiting, and news- or media-related activities. Any adverse court ruling, legislative development, or governmental action that expands the obligations or liability of online service providers for user or third-party conduct could require us to modify our products or business practices, increase our compliance costs, or otherwise negatively impact our operations. In addition, heightened global concerns about the potential misuse of online and social networking technologies for unlawful or harmful purposes—such as the unauthorized disclosure of national security information, money laundering, or facilitating criminal activities—may prompt the adoption of new laws, regulations, or stricter monitoring measures. These could require changes to our platform, impose additional reporting obligations, restrict key features of our services, or cause users to reduce their engagement with our platform.

We are also subject to numerous and increasingly stringent federal, state, and international laws and regulations relating to information security, data protection, and privacy. Many jurisdictions require organizations to implement reasonable security measures to protect personal data and to notify individuals and regulators in the event of data breaches. These requirements are often complex, ambiguously drafted, and difficult to implement in practice. The costs associated with compliance, including ongoing investments in security technology, compliance personnel, and external advisors, may increase over time due to new legislation or evolving enforcement practices. Any failure or perceived failure by us to comply with these laws could subject us to regulatory investigations, enforcement actions, structural fines, private litigation, or other liabilities.

Our privacy policies describe our practices regarding the collection, use, storage, transmission, and disclosure of personal information, including information relating to visitors and users of our platform. If our actual practices differ from those described in our policies, our contractual commitments, or applicable privacy and data protection laws, The Company may be subject to inquiries or enforcement actions by consumer protection agencies and data protection regulators.

The interpretation and application of privacy, data protection, and data security laws in the context of online services are subject to differing and sometimes conflicting regulatory and judicial views. While historical frameworks like the U.S.–EU Safe Harbor and subsequent Privacy Shield agreements were systematically invalidated by European courts, cross-border data transfers between the European Union and the United States are currently evaluated under the EU-U.S. Data Privacy Framework. However, ongoing uncertainty surrounding international data transfer, data localization, and strict regional data protection requirements continues to pose compliance hurdles. Regulation varies significantly from state to state within the U.S. (such as the California Consumer Privacy Act) and from country to country internationally, creating a complex patchwork of requirements. Because our platform is globally accessible, foreign authorities may assert jurisdiction over our operations even where The Company does not have a physical corporate entity or local infrastructure. Complying with these diverse requirements may increase our operational costs and permanently limit our ability to offer certain features or services in key regional markets.

Employees

As of August 21, 2026, The Company has one full-time employee based in the US and five full-time employees based in the UK, none of whom are represented by a labor union.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. As a smaller reporting company, and are eligible to utilize certain scaled disclosure exemptions, including: (1) providing scaled executive compensation disclosures; and (2) providing only two years of audited financial statements, rather than three years, in our annual filings.

Additionally, as a non-accelerated filer, the Company is exempt from the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We will continue to utilize these scaled disclosure and reporting exemptions for as long as we maintain smaller reporting company and non-accelerated filer status.

Implications of Being an Emerging Growth Company

The company qualifies as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Consequently, we may elect to take advantage of various scaled disclosure requirements otherwise applicable to public reporting entities. These exemptions include:

●	Presenting reduced historical financial statements and corresponding management discussions in our periodic filings.
●	An exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
●	We utilize reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements.
●	An exemption from holding non-binding advisory votes on executive compensation and obtaining stockholder approval of any unapproved golden parachute payments.

The Company elected to utilize certain reduced disclosure obligations within our periodic reports, including this quarterly report. The Company may take advantage of other scaled reporting requirements in future SEC filings. As a result, the information we provide to our stockholders may differ from disclosures made by other public reporting companies that are not emerging growth companies.

The JOBS Act also provides that an emerging growth company may use an extended transition period to comply with new or revised accounting standards. The Company have irrevocably elected to opt out of this extended transition period. Therefore, the Company is subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Compliance after Termination of Emerging Growth Company Status

Upon the termination of our emerging growth company status, the Company will no longer be eligible to utilize certain exemptions available under the Jumpstart Our Business Startups (JOBS) Act. However, if the Company continues to qualify as a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act following such termination, the Company will remain eligible to take advantage of the scaled disclosure provisions available to smaller reporting companies. These include providing scaled executive compensation disclosures and presenting only two years of audited financial statements in our annual filings. The Company intends to utilize these scaled reporting exemptions for as long as the Company maintains smaller reporting company status.

Available Information

The Company makes available, free of charge, on or through its website at EthicalWeb AI, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The SEC maintains an internet site at the SEC Official Page that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company’s website and the information contained therein or connected to it are not intended to be and are not incorporated into this Quarterly Report on Form 10-Q.

Results of Operation

Three months ended June 30, 2026, compared to the three months ended June 30, 2025

	Three Months Ended June 30,		Changes
	2026	2025	Amount	%

Revenue
Net sales	$33	$712	$(679)	-95%
Cost of sales	-	100	(100)	-100%
Gross profit	33	612	(579)	-95%

Operating Expenses
General and administrative	(17,970)	147,028	(164,998)	-112%
Professional fees	40,249	13,567	26,682	197%
Sales and marketing	1,875	71,460	(69,585)	-97%
Amortization and depreciation	64,167	55,394	8,773	16%
Research and development	92,282	64,547	27,735	43%
Total operating expense	180,603	351,996	(171,393)	-49%

Operating loss	(180,570)	(351,384)	170,814	49%

Other income (expense)
Other income	(191)	-	(191)	N/A
Interest income	-	-	-	0%
Interest expense	(411,734)	(4,017)	(407,717)	-10,150%
Loss on derivative issuance	(2,279)	-	(2,279)	N/A
Loss on extinguishment of debt	(60,542)	-	(60,542)	N/A
Gain on change in fair value of derivative liability	214,743	(16,358)	231,101	1,413%
Foreign currency transaction (loss) gain	12	(445)	457	103%
Total other income (expense)	(259,991)	(20,820)	(239,171)	-1,149%

Net loss before income tax	(440,561)	(372,204)	(68,357)	18%

Revenue and Gross Profit:

Net sales decreased by $679, or 95%, to $33 for the three months ended June 30, 2026, compared to $712 for the three months ended June 30, 2025. The decline was driven primarily by the removal of the AI Seek Application from the Apple App Store. Cost of sales decreased by $100, or 100% to $0 during the period. As a result, gross profit declined by $579, or 95% to $33. Future revenue growth remains constrained, and the company assurances that it will generate significant revenues without securing additional financing.

Operating Expenses:

Total operating expenses decreased by $171,393, or 49%, to $180,603 for the three months ended June 30, 2026, compared to $351,996 for the three months ended June 30, 2025. This decrease was driven primarily by reductions in general and administrative expenses and sales and marketing costs, which were partially offset by increases in research and development, professional fees, and depreciation and amortization.

General and administrative expenses decreased by $164,998, or 112%, resulting in a net credit balance of $17,970 for the three months ended June 30, 2026, compared to an expense of $147,028 for the three months ended June 30, 2025. This reduction and net credit were primarily driven by a $144,148 credit for forfeited stock options recorded within general administration. This credit resulted from the forfeiture of share options due to employee separations.

Sales and marketing expenses decreased by $69,585, or 97%, to $1,875 from $71,460 in the three months ended June 30, 2025. This reduction was due to liquidity constraints, which required the Company to scale back promotional and marketing activities.

These cost reductions were partially offset by a $27,735, or 43%, increase in research and development expenses, which rose to $92,282 from $64,547. This increase was primarily due to the capitalization of certain development costs in the three months ended June 30, 2025, resulting in a lower R&D expense base in the current period relative to the prior period.

Professional fees increased by $26,682, or 197%, to $40,249 from $13,567 due to higher legal and accounting compliance costs and $10,500 in legal fees for note conversions.

Amortization and depreciation expenses rose by $8,773, or 16%, to $64,167 from $55,394 due to recent asset placements.

As a result of the overall reduction in operating spend, operating loss decreased by $170,814, or 49%, to $180,570 for the three months ended June 30, 2026, compared to $351,384 for the three months ended June 30, 2025.

Other Income (Expense)

Total other income (expense), net increased by $239,171, or 1,149%, resulting in a net other expense of $259,991 for the three months ended June 30, 2026, compared to a net other expense of $20,820 for the three months ended June 30, 2025.

This unfavorable shift into a net expense position was primarily driven by a $407,717 increase in interest expense, which rose to $411,734 for the three months ended June 30, 2026, compared to $4,017 for the three months ended June 30, 2025. This increase included $372,779 interest accretion. This increase was further impacted by a $60,542 loss recognized on the extinguishment of debt and a $2,279 loss on derivative issuance.

These negative impacts were partially offset by a $231,101, improvement in the fair value of derivative liabilities, which swung to a gain of $214,743 for the three months ended June 30, 2026, from a loss of $16,358 for the three months ended June 30, 2025.

As a result of these operational and other income shifts, net loss before income taxes increased by $68,357, or 18%, to $440,561 for the three months ended June 30, 2026, compared to $372,204 for the three months ended June 30, 2025.

Six months ended June 30, 2026, compared to the six months ended June 30, 2025

	Six Months Ended June 30,		Changes
	2026	2025	Amount	%

Revenue
Net sales	$469	$1,353	$(884)	-65%
Cost of sales	-	100	(100)	-100%
Gross profit	469	1,253	(784)	-63%

Operating Expenses
General and administrative	118,888	312,050	(193,162)	-62%
Professional fees	62,154	30,347	31,807	105%
Sales and marketing	6,225	85,798	(79,573)	-93%
Amortization and depreciation	128,628	109,348	19,280	18%
Research and development	164,041	120,932	43,109	36%
Total operating expense	479,936	658,475	(178,539)	-27%

Operating loss	(479,467)	(657,222)	177,755	27%

Other income (expense)
Other income	105,301	3	105,298	3,509,933%
Interest income	386	-	386	N/A
Interest expense	(446,680)	(4,017)	(442,663)	-11,020%
Loss on derivative issuance	(72,177)	-	(72,177)	N/A
Loss of extinguishment of debt	(60,542)	-	(60,542)	N/A
Gain on change in fair value of derivative liability	370,206	10,853	359,353	3,311%
Foreign currency transaction (loss) gain	(12)	(377)	365	97%
Total other income (expense)	(103,518)	6,462	(109,980)	-1,702%

Net loss before income tax	(582,985)	(650,760)	67,775	10%

Revenue and Gross Profit:

Net sales decreased by $884, or 65%, to $469 for the six months ended June 30, 2026, compared to $1,353 for the six months ended June 30, 2025. This decline was driven by the removal of the Company’s AI Seek Application from the Apple App Store. Cost of sales decreased by $100, or 100%, to $0 for the six months ended June 30, 2026, from $100 for the six months ended June 30, 2025, due to volume optimizations. As a result, gross profit decreased by $784, or 63%, to $469 for the six months ended June 30, 2026, compared to $1,253 for the six months ended June 30, 2025. Future growth remains constrained, as the company cannot provide assurances that it will generate significant revenue without securing additional financing.

Operating Expenses

Total operating expenses decreased by $178,539, or 27%, to $479,936 for the six months ended June 30, 2026, compared to $658,475 for the six months ended June 30, 2025. This decrease was driven primarily by reductions in general and administrative expenses and sales and marketing costs, which were partially offset by increases in research and development, professional fees, and depreciation and amortization.

General and administrative expenses decreased by $193,162, or 62%, to $118,888 for the six months ended June 30, 2026, compared to $312,050 for the six months ended June 30, 2025. This reduction was primarily driven by the $144,148 stock-based compensation credit recorded during the three months ended June 30, 2026, resulting from the forfeiture of unvested share options due to employee separations.

Sales and marketing expenses decreased by $79,573, or 93%, to $6,225 for the six months ended June 30, 2026, compared to $85,798 for the six months ended June 30, 2025. This reduction was due to liquidity constraints, which required the Company to scale back promotional activities.

Research and development expenses increased by $43,109, or 36%, to $164,041 for the six months ended June 30, 2026, compared to $120,932 for the six months ended June 30, 2025. This increase was primarily due to the capitalization of certain development costs in the prior year, which lowered the prior period’s expense base.

Professional fees increased by $31,807, or 70%, to $62,154 for the six months ended June 30, 2026, compared to $30,347 for the six months ended June 30, 2025. The increase was driven by higher legal and accounting compliance requirements and $10,500 in legal fees for note conversions.

Amortization and depreciation expenses rose by $19,280, or 18%, to $128,628 for the six months ended June 30, 2026, compared to $109,348 for the six months ended June 30, 2025, due to recent asset placements.

As a result of the overall reduction in operating spend, operating loss decreased by $177,539, or 27%, to $479,936 for the six months ended June 30, 2026, compared to $657,222 for the six months ended June 30, 2025.

Other Income (Expense) and Net Loss

Total other income (expense), net decreased by $109,980, or 1,702%, resulting in a net other expense of $103,518 for the six months ended June 30, 2026, compared to a net other income of $6,462 for the six months ended June 30, 2025.

This unfavorable shift into a net expense position was primarily driven by a $442,663 increase in net interest expense rising to $446,680 from $4,017 due to interest accretion of $372,779 on outstanding convertible notes, alongside a $72,177 loss on derivative issuance and a $60,542 loss on the extinguishment of debt.

These negative impacts were partially offset by a $359,353 positive change in the fair value of derivative liabilities, which swung to a gain of $370,206 in 2026 from a gain of $10,853 in 2025. Additionally, the variance was aided by $105,301 in other income, primarily from a research and development tax credit received in the United Kingdom.

As a result of these operational and other income shifts, net loss before income taxes decreased by $67,775, or 10%, to $582,985 for the six months ended June 30, 2026, compared to $650,760 for the six months ended June 30, 2025.

Liquidity and Capital Resources

The following table provides selected financial data about our Company:

	June 30, 2026	December 31, 2025	Change	%

Current Assets	$7,160	$18,471	$(11,311)	-61%
Current Liabilities	3,366,231	2,918,193	448,038	15%

Working Capital Deficit	$(3,359,071)	(2,899,722)	$(459,349)	-16%

As of June 30, 2026, the Company had total current assets of $7,160, representing a $11,311, or 61%, decrease from $18,471 as of December 31, 2025. This decrease in liquidity primarily reflects cash used to fund ongoing operating activities.

Current liabilities increased by $448,038, or 15%, to $3,359,071 as of June 30, 2026, compared to $2,918,193 as of December 31, 2025. This increase was driven primarily by an accumulation of obligations related to the Company’s outstanding convertible notes.

Concurrently, the Company’s working capital deficit expanded by $459,349 or 16%, from $2,899,722 as of December 31, 2025, to $3,366,231 as of June 30, 2026. This working capital deficit and limited cash balance raise substantial doubt about the Company’s ability to continue as a going concern. Management continues to evaluate alternative funding sources; however, there can be no assurance that the Company will successfully secure additional financing on commercially acceptable terms, or at all, to sustain operations.

Over the last three years, and as of the date of this Report, the Company has faced an increasingly challenging liquidity situation that has limited our ability to execute our operating plan. The Company will need to obtain capital to continue operations; however, there is no assurance that the Company can secure such funding on commercially acceptable terms, or at all.

As the Company is not generating significant revenues from its current operations, it will require additional debt or equity capital to sustain its business activities and support future expansion. Sources of additional financing or structural arrangements with third parties may include equity or debt financing, financial institution loans, related-party loans, or revolving credit facilities. The Company may not successfully identify or close suitable financing transactions within the required timeframe, and it may not be able to obtain the necessary capital through alternative means. Unless the Company can attract additional investment capital, our ability to continue as a going concern is in doubt.

Furthermore, we are required to file annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”) impose various requirements on public companies, including requiring changes in corporate governance practices. The Company anticipates that these rules and regulations will increase our legal and financial compliance costs and render our activities more time-consuming and costly. The Company will require capital investment to satisfy these regulatory and compliance obligations.

If the Company cannot obtain sufficient additional capital, we may be forced to cease its SEC obligations and terminate operations altogether. If additional funds are obtained through sale of equity securities or via issuance of common stock to satisfy current or future obligations, the stockholders may experience substantial dilution. Furthermore, such equity securities may possess rights, preferences, or privileges that are senior to those of the common stock.

Cash Flow

	June 30, 2026	June 30, 2025	Change	%

Cash used in Operating activities	$(204,919)	$(72,619)	$(132,300)	-182%
Cash used in provided by Investing Activities	(6,439)	(157,132)	150,693	96%
Cash provided by Financing Activities	203,670	232,700	(29,030)	-12%

Cash on Hand	$335	4,104	$(3,769)	-92%

Net cash used in operating activities increased by $132,300, or 182%, to $204,919 for the six months ended June 30, 2026, compared to $72,619 for the six months ended June 30, 2025. This expanded cash outflow was primarily driven by changes in working capital items, including an acceleration of payments due to related parties and suppliers, as well as a reduction in cash receipts from revenue contracts.

Net cash used in investing activities decreased by $150,693, or 96%, to $6,439 for the six months ended June 30, 2026, compared to $157,132 for the six months ended June 30, 2025. This reduction in cash outflows was due to lower capital expenditures on intangible asset acquisitions.

Net cash provided by financing activities decreased by $29,030, or 12%, to $203,670 for the six months ended June 30, 2026, compared to $232,700 for the six months ended June 30, 2025. This variance was primarily driven by an increase in net proceeds from convertible note issuances and loans from related parties.

As a result of these net cash flows and the effects of exchange rate fluctuations, cash at the end of the period decreased by $3,769, or 92%, to $335 as of June 30, 2026, compared to $4,104 as of June 30, 2025. This limited cash balance constrains the Company’s ongoing operational runway.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that the Company believes are reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Report, the Company believes that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

The Company our most critical accounting policies and estimates relate to the following:

●	Foreign Currency Translations
●	Intangible Assets
●	Long-lived Assets
●	Income Taxes
●	Stock-based Compensation
●	Common Stock Purchase Warrants and Derivative Financial Instruments
●	Convertible Financial Instruments
●	Fair Value of Financial Instruments

Foreign Currency Translations

The functional currency of the Company’s international subsidiaries is generally their local currency, the Great British Pound (GBP). Local currency assets and liabilities are translated at the exchange rates on the balance sheet date, and local currency revenues and expenses are translated at the weighted-average exchange rates for the period. Equity accounts are translated at historical rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax bases for assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount more likely than not to be realized.

Convertible Financial Instruments

Under ASC 815, the Company bifurcates conversion options from hybrid host instruments and accounts for them as free-standing derivatives if three criteria are met: (1) the option’s risks are not clearly and closely related to the host; (2) the hybrid instrument is not already marked to fair value through earnings; and (3) the option independently qualifies as a derivative. This bifurcation rule does not apply if the host instrument is deemed conventional under U.S. GAAP.

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

Recent Accounting Pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements as of and for the three months ended June 30, 2026, and 2025, included herein.

Off-Balance Sheet Arrangements

As of June 30, 2026, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Evaluation of Disclosure Controls

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2026, due to the material weaknesses in our internal control over financial reporting described below:

● Lack of Segregation of Duties: We do not maintain sufficient segregation of duties within our accounting functions due to our limited size and resources. Additionally, established oversight protocols and internal controls were not consistently followed or formalized by our Chief Executive Officer. The Chief Financial Officer evaluated these gaps and determined they did not result in misstatements in the accompanying financial statements; however, the lack of formalized segregation and consistent review protocols constitutes a material weakness.

● Insufficient Accounting Personnel: We possess insufficient personnel with the requisite expertise in GAAP and SEC reporting requirements, which limits our ability to process, analyze, and timely review complex accounting transactions.

● Lack of Independent Board Oversight: Our Board of Directors lacks a functioning audit committee, a compensation committee, or an outside independent director. This lack of independent oversight limits the effective monitoring and enforcement of our internal controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

Management is committed to improving our internal control over financial reporting as additional resources become available. While these material weaknesses persist, there is an increased risk that a material misstatement in our annual or interim consolidated financial statements could occur and not be prevented or detected in a timely manner during our financial close and reporting process. To address these vulnerabilities, management plans to enhance the design and operating effectiveness of our internal controls. We were unable to remediate these material weaknesses during the period covered by this quarterly report on Form 10-Q. However, as capital permits, we plan to implement a structured remediation strategy.

● We intend to appoint additional qualified finance and accounting personnel to facilitate a proper segregation of duties and strengthen our financial risk management framework.

● We plan to adapt, adopt, and enforce comprehensive written policies and procedures to standardize our accounting and financial reporting workflows.

● We plan to restructure our corporate governance by appointing independent directors to our board and establishing a dedicated audit committee and compensation committee to ensure robust independent oversight.

The implementation of these remediation efforts depends heavily on our ability to secure additional financing or generate sufficient revenue to cover the associated personnel and operational costs. If we are unable to obtain the required funding, our ability to successfully execute these changes and fully remediate the underlying material weaknesses will be materially and adversely affected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may occasionally become involved in various claims and legal proceedings that arise in the ordinary course of our business. These may include product liability, intellectual property, employment matters, personal injury claims, and other general commercial disputes. Regardless of the outcome, litigation can result in significant defense costs, settlements, diversion of management resources, and other adverse impacts on our operations.

We are currently a party to a civil lawsuit pending in the United States District Court for the District of Wyoming (Case No. 1:26-CV-20-ABJ), filed by GHS Investments, LLC, a holder of our preferred stock. The plaintiff seeks the Court’s appointment of a custodian or receiver for Bubblr, Inc. We dispute the allegations and intend to vigorously defend against the lawsuit. We are currently engaged in discussions with the plaintiff regarding a potential settlement and dismissal of the case; however, we cannot predict the ultimate outcome of this matter or estimate the range of potential loss at this time.

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

In the three months ended June 30, 2026, the Company did not issue unregistered securities:

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials are from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL).

**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUBBLR, INC.

Date: August 21, 2026	/s/ Stephen Morris
Stephen Morris
Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2026	/s/ David Chetwood
David Chetwood
Chief Financial Officer (Principal Accounting and Financial Officer)

